Form 10-Q
period 2020-09-30
InMed Pharmaceuticals Inc.
filed 2020-12-17
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1067994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 310 - 815 W. Hastings Street, Vancouver, B.C. Canada	V6C 1B4
(Address of Principal Executive Offices)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	INM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

As of December 15, 2020, the registrant had 7,000,707 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2020 and 2019

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2020

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at September 30, 2020 and June 30, 2020

Expressed in U.S. Dollars

		September 30,	June 30,
	Note	2020	2020

ASSETS		$	$
Current
Cash and cash equivalents		4,497,296	5,805,809
Short-term investments		43,162	42,384
Accounts receivable	12	51,873	45,344
Prepaids and other assets		524,196	418,920
Total current assets		5,116,527	6,312,457

Non-Current
Property and equipment, net	3	384,529	403,485
Intangible assets, net	4	1,088,630	1,086,655
Other assets		13,988	-
Total Assets		6,603,674	7,802,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payables and accrued liabilities	5	1,802,628	1,607,303
Current portion of lease obligations	8	71,402	68,965
Total current liabilities		1,874,030	1,676,268

Non-current
Lease obligations	8	235,598	248,011
Total Liabilities		2,109,628	1,924,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
5,220,707 (June 30, 2020 - 5,220,707) issued and outstanding	6	53,065,240	53,065,240
Additional paid-in capital	6, 7	17,849,740	17,764,333
Accumulated deficit		(66,248,460)	(64,649,381)
Accumulated other comprehensive loss		(172,474)	(301,874)
Total Shareholders’ Equity		4,494,046	5,878,318
Total Liabilities and Shareholders’ Equity		6,603,674	7,802,597

Commitments and Contingencies (Note 11)

Subsequent Event (Note 13)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three months ended September 30, 2020 and 2019

Expressed in U.S. Dollars

		Three Months Ended
		September 30
	Note	2020	2019
		$	$
Operating Expenses
Research and development and patents		911,156	1,961,912
General and administrative	3	624,788	887,511
Amortization and depreciation	3, 4	27,981	30,227
Total operating expenses		1,563,925	2,879,650

Other Income (Loss)
Interest income		4,345	58,406
Foreign exchange (loss) gain		(39,499)	15,932
Net loss for the period		(1,599,079)	(2,805,312)

Other Comprehensive Loss
Foreign currency translation gain (loss)		129,400	(318,478)
Total comprehensive loss for the period		(1,469,679)	(3,123,790)

Net loss per share for the year
Basic and diluted	9	(0.31)	(0.54)
Weighted average outstanding common shares
Basic and diluted	9	5,220,707	5,220,707

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2020 and 2019

Expressed in U.S. Dollars

	Note	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) - Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2019		5,220,707	53,065,240	16,769,932	(55,710,232)	117,964	14,242,904
Loss and comprehensive loss for the period		-	-	-	(2,805,312)	(318,478)	(3,123,790)
Share-based compensation	7	-	-	350,482	-	-	350,482
Balance September 30, 2019		5,220,707	53,065,240	17,120,414	(58,515,544)	(200,514)	11,469,596

	Note	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) - Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Loss and comprehensive income (loss) for the period		-	-	-	(1,599,079)	129,400	(1,469,679)
Share-based compensation	7	-	-	85,407	-	-	85,407
Balance September 30, 2020		5,220,707	53,065,240	17,849,740	(66,248,460)	(172,474)	4,494,046

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended September 30, 2020 and 2019

Expressed in U.S. Dollars

	Note	2020	2019
Cash provided by (used in):		$	$

Operating Activities
Net loss for the period		(1,599,079)	(2,805,312)
Items not requiring cash:
Amortization and depreciation	3, 4	27,981	30,227
Share-based compensation	7	85,407	350,482
Non-cash lease expense		20,728	7,180
Loss on disposal of assets		-	810
Received (accrued) interest income on short-term investments		140	81,163
Payments on lease obligations		(16,244)	-
Changes in non-cash working capital:
Prepaids and other assets		(31,681)	84,106
Other non-current assets		(14,007)	-
Accounts receivable		(5,554)	34,004
Accounts payable and accrued liabilities		160,719	(147,680)
Total cash used in operating activities		(1,371,590)	(2,365,020)

Investing Activities
Maturity of short-term investments		-	3,801,631
Purchase of short-term investments		-	(26,063)
Proceeds on disposal of property and equipment		-	550
Purchase of property and equipment		-	(32,530)
Total cash provided by investing activities		-	3,743,588

Financing Activities
Deferred financing costs		(64,648)	-
Total cash used in financing activities		(64,648)	-
Effects of foreign exchange on cash and cash equivalents		127,725	(208,550)
Decrease in cash during the period		(1,308,513)	1,170,018
Cash and cash equivalents beginning of the period		5,805,809	9,837,213
Cash and cash equivalents end of the period		4,497,296	11,007,231

See note 10 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage biopharmaceutical company specializing in the research and development of novel, cannabinoid-based therapies and a biosynthesis system for the manufacturing of pharmaceutical-grade cannabinoids.

The Company’s shares are listed on the Toronto Stock Exchange (“TSX”) under the trading symbol “IN”, and under the trading symbol “IMLFF” on the OTCQX® Best Market. InMed’s corporate office and principal place of business is located at #310 – 815 West Hastings Street, Vancouver, B.C., Canada, V6C 1B4.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

Through September 30, 2020, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $1.6 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $66.2 million as of September 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $4.5 million as of September 30, 2020 together with the net proceeds of an initial public offering (“IPO”) which closed on November 16, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Subsequent to September 30, 2020, the Company completed an IPO of its common shares in the United States and a coincident listing on the Nasdaq Capital Market (“Nasdaq”). The Company expects to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will be able to meet its commitments, realize its assets and discharge its liabilities in the normal course. These condensed consolidated interim financial statements do not reflect adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to continue as a going concern and such adjustments could be material.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

2.	SIGNFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These unaudited condensed consolidated interim financial statements have been prepared using accounting policies consistent with those used in the Company’s 2020 annual consolidated financial statements under generally accepted accounting principles as applied in the United States (“US GAAP”) except for new standards, interpretations and amendments mandatorily effective for the first time from July 1, 2020.

The functional currency of the Company and its subsidiaries is the Canadian Dollar. These condensed consolidated interim financial statements are presented in U.S Dollars.

(b)	Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make certain critical accounting estimates. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these condensed consolidated interim financial statements are the estimate of useful life of intangible assets, the application of the going concern assumption, the impairment assessment for long-lived assets, and determining the fair value of share-based payments and warrants.

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and our business are not known at this time. Management uses judgment to assess the impact of the pandemic on the Company’s ability to obtain debt and equity financing in the future and impairment in the value of its long-lived assets.

(c)	Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, including inactive subsidiaries: Biogen Sciences Inc., Sweetnam Consulting Inc., and InMed Pharmaceutical Ltd. The Company’s former inactive subsidiary, Meridex Network Corporation, was wound up into InMed effective April 17, 2019. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(d)	New Standards Applicable in the Reporting Period

i)	Credit losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively Topic 326), requires companies to measure credit losses on financial instruments measured at amortized cost applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss’ model for recognizing credit losses. This standard is effective for fiscal years beginning after December 14, 2019. The Company adopted this standard from July 1, 2020, which did not have a significant impact on the condensed consolidated interim financial statements.

ii)	Fair Value Measurement

In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted ASU 2018-13 from July 1, 2020, which did not have a significant impact on the condensed consolidated interim financial statements.

iii)	Collaborative Arrangements

In November 2018, the FASB issued ASU 2018–18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance that clarifies when certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer, and amends ASC 808 to refer to the unit-of-account guidance in ASC 606. The guidance specifically precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 on July 1, 2020, which did not have a significant impact on the condensed consolidated interim financial statements.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2020	June 30, 2020
	$	$

Right-of-Use Asset (lease)	426,449	417,405
Equipment	64,215	62,853
Leasehold Improvements	41,029	40,160
Property and equipment	531,693	520,418
Less: accumulated depreciation	(147,164)	(116,933)
Property and equipment, net	384,529	403,485

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

3.	PROPERTY AND EQUIPMENT, NET (cont’d)

Depreciation expense on property, equipment and leasehold improvements for the three months ended September 30, 2020 was $6,384 (2019 - $6,781). Depreciation expense related to the Right-of-Use Asset for the three months ended September 30, 2020 of $21,351 (2019 - $7,180) and was recorded in general and administrative expenses.

4.	INTANGIBLE ASSETS, NET

Intangible assets consist of:

	September 30, 2020	June 30, 2020
	$	$

Intellectual property	1,657,403	1,622,255
Less: accumulated amortization	(568,773)	(535,600)
Intangible assets, net	1,088,630	1,086,655

The acquired intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. At September 30, 2020, the acquired intellectual property has an estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the three months ended September 30, 2020 was $21,597 (2019- $23,446). Based upon the intangible assets held as at September 30, 2020, the Company expects amortization expense to be incurred over the next five years as follows:

$

2021	92,078
2022	92,078
2023	92,078
2024	92,078
2025	92,078
460,390

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2020	June 30, 2020
	$	$

Trade payables	152,742	82,651
Accrued research and development expenses	496,743	587,425
Employee compensation, benefits and related accruals	655,144	536,231
Accrued general and administrative expenses	497,999	400,996
Accounts payable and accrued liabilities	1,802,628	1,607,303

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

6.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at September 30, 2020, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at September 30, 2020 and June 30, 2020.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the three months ended September 30, 2020, there was no common share activity.

c)	Share Purchase Warrants

All share purchase warrants expired on June 22, 2020. Share purchase warrants were exercisable in Canadian dollars (United States dollar amounts for exercise price and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2020). Each warrant entitled the holders thereof the right to purchase one common share.

The following is a summary of changes in share purchase warrants from July 1, 2019 to September 30, 2020:

	Number	Weighted Average Share Price	Weighted Average Share Price	Aggregate Intrinsic Value	Aggregate Intrinsic Value
	#	C$	US$	C$	US$

Balance as at June 30, 2019	910,297	$41.25	$31.52	-	-
Expired	(910,297)	$41.25	$31.52
Balance as at June 30, 2020 and September 30, 2020	-	-	-	-	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

6.	SHARE CAPITAL AND RESERVES (cont’d)

d)	Agents’ Warrants

All agents’ warrants expired on June 22, 2020. Agents’ warrants were exercisable in Canadian dollars (United States dollar amounts for exercise price and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2020). Each warrant entitled the holders thereof the right to purchase one common share.

The following is a summary of changes in agents’ warrants from July 1, 2019 to September 30, 2020:

	Number	Weighted Average Share Price	Weighted Average Share Price	Aggregate Intrinsic Value	Aggregate Intrinsic Value
	#	C$	US$	C$	US$

Balance as at June 30, 2019	46,665	$36.63	$27.99	-	-
Expired	(46,665)	$36.63	$27.99
Balance as at June 30, 2020 and September 30, 2020	-	-	-	-	-

7.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Board of Directors may, from time to time, in its discretion and in accordance with the requirements of the TSX, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the new stock option plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan.

As at September 30, 2020, there were 487,326 (June 30, 2020 – 455,507) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

7.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

Stock options are granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at September 30, 2020). The following is a summary of changes in outstanding options from July 1, 2019 to September 30, 2020:

	Number	Weighted Average Exercise Price	Weighted Average Exercise Price
		C$	US$
Balance as at June 30, 2019	599,090	17.64	13.48
Granted	52,728	8.78	6.44
Expired/Forfeited	(63,183)	37.39	27.43
Balance as at June 30, 2020	588,635	14.73	10.81
Expired/Forfeited	(31,818)	8.19	6.14
Balance as at September 30, 2020	556,817	14.96	11.22

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

7.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

The following is a summary of changes in options from July 1, 2020 to September 30, 2020:

Grant Date	Expiry Date	Exercise Price C$	Opening Balance	Granted	Exercised	Expired/ Forfeited	Closing Balance	Vested and Exercisable	Unvested
25-Aug-15	25-Aug-20	$6.930	1,515	-	-	(1,515)	-	-	-
23-Nov-15	23-Nov-20	$4.785	6,061	-	-	-	6,061	6,061	-
27-Nov-15	27-Nov-20	$4.620	1,515	-	-	-	1,515	1,515	-
16-May-16	16-May-21	$2.640	60,606	-	-	-	60,606	60,606	-
10-Jun-16	10-Jun-21	$4.290	24,242	-	-	-	24,242	24,242	-
15-Jun-16	15-Jun-21	$3.630	60,606	-	-	-	60,606	60,606	-
26-Jul-16	26-Jul-21	$3.630	22,727	-	-	-	22,727	22,727	-
12-Sep-16	12-Sep-21	$3.630	30,303	-	-	-	30,303	30,303	-
28-Oct-16	28-Oct-21	$6.435	12,121	-	-	-	12,121	12,121	-
12-Dec-16	12-Dec-21	$4.620	4,848	-	-	-	4,848	4,848	-
13-Jan-17	13-Jan-22	$8.250	30,303	-	-	(30,303)	-	-	-
20-Feb-17	20-Feb-22	$12.210	3,030	-	-	-	3,030	3,030	-
22-Feb-17	22-Feb-22	$13.530	1,515	-	-	-	1,515	1,515	-
2-Jun-17	2-Jun-22	$14.850	21,667	-	-	-	21,667	21,667	-
10-Jul-17	10-Jul-22	$10.890	10,758	-	-	-	10,758	10,758	-
8-Mar-18	8-Mar-23	$51.150	36,363	-	-	-	36,363	36,363	-
16-May-18	16-May-23	$33.660	77,728	-	-	-	77,728	77,728	-
31-Aug-18	31-Aug-23	$27.060	8,182	-	-	-	8,182	8,182	-
20-Sep-18	20-Sep-23	$26.400	4,545	-	-	-	4,545	4,545	-
05-Dec-18	05-Dec-23	$14.850	21,212	-	-	-	21,212	15,909	5,303
14-Jan-19	14-Jan-24	$16.500	3,183	-	-	-	3,183	3,183	-
21-Jan-19	21-Jan-24	$16.830	3,030	-	-	-	3,030	2,272	758
4-Feb-19	4-Feb-24	$26.070	4,545	-	-	-	4,545	3,409	1,136
4-Mar-19	4-Mar-24	$19.800	10,757	-	-	-	10,757	8,067	2,690
27-May-19	27-May 24	$14.355	74,545	-	-	-	74,545	37,272	37,273
1-Jul-19	1-Jul-24	$10.890	3,030	-	-	-	3,030	1,180	1,850
9-Aug-19	9-Aug-24	$8.910	30,303	-	-	-	30,303	7,576	22,727
3-Dec-19	3-Dec-24	$8.250	9,091	-	-	-	9,091	-	9,091
12-Jan-20	11-Jan-25	$8.250	10,304	-	-	-	10,304	758	9,546
			588,635	-	-	(31,818)	556,817	466,443	90,374

Weighted Average Exercise Price C$	$14.73	-	-	$8.19	$14.96	$15.70	$12.01
Weighted Average Exercise Price US$	$10.81	-	-	$6.14	$11.22	$11.77	$9.01
Weighted Average Life Remaining	2.32	-	-	-	2.12	1.80	3.79
Aggregate Intrinsic Value (C$)	$Nil				$Nil
Aggregate Intrinsic Value (US$)	$Nil				$Nil

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

7.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	There were no options granted during the three months ended September 30, 2020.

ii)	Expenses Arising from Share-based Payment Transactions

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2020 were $85,407 (2019 - $350,482). Unrecognized compensation cost at September 30, 2020 related to unvested options was $148,980 (C$198,725) which will be recognized over a weighted-average vesting period of 1.1 years.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

8.	LEASE OBLIGATIONS

On commencement of the lease for the Company’s new offices premises on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057 with no net impact on accumulated deficit. When measuring lease liabilities, the Company discounted lease payments using its incremental borrowing rate at July 1, 2019 of 8%.

The following table lists the Company’s operating lease obligations recognized on commencement of the lease for the Company’s new offices premises at July 1, 2019.

Lease obligations recognized as at July 1, 2019	$385,057
Discounted using the incremental borrowing rate at July 1, 2019	8%
Estimated annual variable lease payments not included in lease obligations	$59,983

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2020
Less than one year	$89,222
One to five years	274,100
More than five years	-
Total undiscounted lease liabilities	$363,322	(1)

(1)	Excludes estimated variable operating costs of $59,983 on an annual basis through to August 31, 2024.

9.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. As the outstanding stock options are anti-dilutive, they are excluded from the weighted average number of common shares in the table below.

	Three Months Ended September 30
	2020	2019

Net loss for the period	$(1,599,079)	$(2,805,312)
Basic and diluted loss per share	(0.31)	(0.54)
Weighted average number of common shares- basic and diluted	5,220,707	5,220,707

10.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the three months ended September 30, 2020, the following transaction was excluded from the statement of cash flows:

i)	As at September 30, 2020, the Company has unpaid deferred financing costs of $128,907.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

10.	NON-CASH TRANSACTIONS (cont’d)

During the three months ended September 30, 2019, the following transaction was excluded from the statement of cash flows:

ii)	On January 14, 2019, the Company executed a lease for new office premises (see Note 8). The term of this new lease is from July 1, 2019 to August 31, 2024. In accordance with Topic 842 Leases, on commencement of the lease on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057.

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at September 30, 2020, the Company is committed for contract research services and materials at a cost of approximately $598,193. A total of $580,615 of these expenditures are expected to occur in the twelve months following September 30, 2020 and the balance of $17,578 in the following twelve-month period.

Pursuant to the terms of a May 31, 2017 Technology Assignment Agreement between the Company and the University of British Columbia (“UBC”), the Company is committed to pay royalties to UBC on certain licensing and royalty revenues received by the Company for biosynthesis of certain drug products that are covered by the agreement. To date no payments have been required to be made.

Pursuant to the terms of a December 13, 2018 Collaborative Research Agreement with UBC in which the Company owns all right, title and interest in and to any intellectual property, in addition to funding research at UBC, the Company is committed to make a one-time payment upon filing of any PCT patent application arising from the research. To date no payments have been required to be made.

Pursuant to the terms of a November 1, 2018 Contribution Agreement with National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable.

Short-term investments include guaranteed investment certificates with a face value of $43,107 (June 30, 2020 - $42,193) that are pledged as security for a corporate credit card.

The Company has entered into certain agreements in the ordinary course of operations that may include indemnification provisions, which are common in such agreements. In some cases, the maximum amount of potential future indemnification is unlimited; however, the Company currently holds commercial general liability insurance. This insurance limits the Company’s liability and may enable the Company to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and it believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

11.	COMMITMENTS AND CONTINGENCIES (cont’d)

In July 2020, in connection with the IPO of our common shares, two inadvertent disclosures of already publically available information were made that may have exceeded the scope permissible under Rule 134 of the Securities Act of 1933, and thus may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either of the two inadvertent disclosures could be determined to not be in compliance for a registered securities offering under Section 5 of the Securities Act of 1933. If either of the two inadvertent disclosures are determined by a court to be a violation by the Company of the Securities Act of 1933, the recipients of the inadvertent disclosures who purchase our common shares in the IPO may have a rescission right, which could require the Company to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. The Company could also incur considerable expense if it were to contest any such claims. Consequently, a contingent liability may arise out of this possible violation of the Securities Act of 1933. The likelihood and magnitude of this contingent liability, if any, is not determinable at this time.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

12.	FINANCIAL RISK MANAGEMENT

Fair value:

Fair value measurements recognized in the condensed consolidated balance sheets must be categorized in accordance with the following levels:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices);

Level 3: Inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities.

The fair values of short-term investments, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Cash and cash equivalents are measured at fair value using Level 1 inputs.

The following table summarizes the classification and carrying values of the Company’s financial instruments at September 30, 2020 and June 30, 2020:

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

12.	FINANCIAL RISK MANAGEMENT (cont’d)

September 30, 2020	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	4,497,296	-	4,497,296
Short-term investments	-	43,162	43,162
Accounts receivable	-	51,873	51,873
Total financial assets	4,497,296	95,035	4,592,331
Financial liabilities
Accounts payable and accrued liabilities	-	1,802,628	1,802,628
Total financial liabilities	-	1,802,628	1,802,628

June 30, 2020	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	5,805,809	-	5,805,809
Short-term investments	-	42,384	42,384
Accounts receivable	-	45,344	45,344
Total financial assets	5,805,809	87,728	5,893,537

Financial liabilities
Accounts payable and accrued liabilities	-	1,607,303	1,607,303
Total financial liabilities	-	1,607,303	1,607,303

a)	Market Risk:

Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Market prices are comprised of four types of risk: foreign currency risk, interest rate risk, commodity price risk and equity price risk. The Company does not currently have significant commodity price risk or equity price risk.

Foreign Currency Risk:

Foreign currency risk is the risk that the future cash flows or fair value of the Company’s financial instruments that are denominated in a currency that is not the Company’s functional currency (C$) will fluctuate due to changes in foreign exchange rates. Portions of the Company’s cash and cash equivalents and accounts payable and accrued liabilities are denominated in U.S. dollars.

Accordingly, the Company is exposed to fluctuations in the U.S. and Canadian dollar exchange rates.

As at September 30, 2020, the Company has a net excess of U.S. dollar denominated cash and cash equivalents in excess of U.S. dollar denominated accounts payable and accrued liabilities of US$250,293 which is equivalent to C$333,866 at the September 30, 2020 exchange rate. The U.S. dollar financial assets generally result from holding U.S. dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in U.S. dollars. The U.S. dollar financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

12.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Foreign Currency Risk (cont’d):

Each change of 1% in the U.S. dollar in relation to the Canadian dollar results in a gain or loss, with a corresponding effect on cash flows, of $2,503 based on the September 30, 2020 net U.S. dollar assets (liabilities) position. During the three months ended September 30, 2020, the Company recorded foreign exchange loss of $77,992 (September 30, 2019 – gain of $15,932) related to US dollars.

As at September 30, 2020, the Company has a net excess of Euros denominated accounts payable and accrued liabilities in excess of Euros denominated cash and cash equivalents of €23,746 which is equivalent to US$27,826 at the September 30, 2020 exchange rate. The Euros financial assets generally result from holding Euros cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Euros. The Euros financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

Each change of 1% in the Euro in relation to the Canadian dollar results in a gain or loss, with a corresponding effect on cash flows, of $278 based on the September 30, 2020 net Euro assets (liabilities) position. During the three months ended September 30, 2020, the Company recorded a foreign exchange gain of $38,493 (September 30, 2019 – gain of $Nil) related to Euros.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at September 30, 2020, holdings of cash and cash equivalents of $3,851,615 (June 30, 2020 - $4,307,407) are subject to floating interest rates. The balance of the Company’s cash holdings of $915,682 (June 30, 2020 - $1,498,402) are non-interest bearing.

As at September 30, 2020, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $43,107 (June 30, 2020 - $42,193).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

The Company, as at September 30, 2020, does not have any borrowings. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents and short-term investments held with chartered Canadian financial institutions. The Company considers this risk to be immaterial.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

12.	FINANCIAL RISK MANAGEMENT (cont’d)

b)	Credit Risk:

Credit risk is the risk of financial loss to the Company if a customer or a counter party to a financial instrument fails to meet its contractual obligations. Financial instruments which are potentially subject to credit risk for the Company consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments are maintained with financial institutions of reputable credit and may be redeemed upon demand.

The carrying amount of financial assets represents the maximum credit exposure. Credit risk exposure is limited through maintaining cash and cash equivalents and short-term investments with high-credit quality financial institutions and management considers this risk to be minimal for all cash and cash equivalents and short-term investments assets based on changes that are reasonably possible at each reporting date.

c)	Liquidity Risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at September 30, 2020, the Company has cash and cash equivalents and short-term investments of $4,540,458 (June 30, 2020 - $5,848,193), current liabilities of $1,874,030 (June 30, 2020 - $1,676,268 ) and a working capital surplus of $3,242,497 (June 30, 2020 - $4,636,189).

13.	SUBSEQUENT EVENT

On November 16, 2020, the Company consummated its IPO and issued an aggregate of 1,780,000 common shares, together with accompanying warrants, for gross proceeds of $8,010,000. Each common share was sold in the offering with one warrant to purchase one common share. The warrants have an exercise price of $5.11 per share, are immediately exercisable upon issuance, and expire six years following the date of issuance. The underwriters have also been granted an option to purchase an additional 267,000 common shares and additional warrants to purchase up to an aggregate of 267,000 common shares for a period of 45 days. In conjunction with the IPO, the Company’s common shares commenced trading on the Nasdaq on November 12, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this prospectus include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	Bringing strict scientific discipline to the field of cannabinoid medicine to unlock the full potential of this class of drugs

●	Our ability to register and commercialize products in the United States and other jurisdictions;

●	The future timing of INM-755 and INM-088 studies;

●	Our ability to source cannabinoids from third-party manufacturers;

●	Our ability to successfully develop and scale-up our IntegraSyn™ approach;

●	Our ability to transfer our integrative biosynthesis-based manufacturing approach to a contract development and manufacturing organization, or “CDMO”;

●	Our ability to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases);

●	Our ability to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver;

●	Our ability to continue research on INM-755, our lead drug candidate for the treatment of EB, by completing the ongoing clinical trials and commencing subsequent clinical trials;

●	Our ability to continue preclinical research studies for INM-088, our drug candidate for the treatment of glaucoma, which we expect to be followed by clinical trial-enabling studies and then human clinical trials;

●	Our ability to investigate our Product Candidates for additional indications;

●	Our ability to pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	Our ability to seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	Our ability to scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	Acquiring or in-licensing externally developed product(s) and/or technologies;

●	Maintaining, expanding, enforcing, defending and protecting our intellectual property;

●	Our ability to hire additional clinical, quality control and scientific personnel;

●	Our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company; and

●	Our ability to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions;

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this report and in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020, as amended, and effective as of November 12, 2020 (the “Registration Statement”). These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2020, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our Registration Statement and the audited consolidated financial statements included in our Registration Statement.

All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of cannabinoid-based prescription drug products targeting treatments for diseases with high unmet medical needs in a range of disease categories including dermatology and ocular diseases, among others. We work exclusively with non-plant-derived (synthetically manufactured), highly purified individual cannabinoid compounds. In parallel to our therapeutic programs, we are developing an integrated cannabinoid manufacturing technology to facilitate access to rare cannabinoids that are otherwise not available at commercial scale and low cost. Our goal is to be a leader in bringing cannabinoid-based therapies to patients who may benefit from them. We are focused on bringing strict scientific discipline to the field of cannabinoid medicine to unlock the full potential of this class of drugs.

We are developing an integrated cannabinoid manufacturing system for pharmaceutical-grade cannabinoids, called IntegraSyn™, as well as multiple cannabinoid-based medications that target diseases with high unmet medical needs (collectively, “Product Candidates”). Our active pharmaceutical ingredients, or “APIs”, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no direct contact with the actual Cannabis plant at any point in our research and development activities. We do not grow nor utilize Cannabis nor its extracts in any of our products; our products are applied topically (not inhaled nor ingested); and, we do not utilize tetrahydrocannabinol, or “THC”, nor cannabidiol, or “CBD”, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our products. The API under development for our initial two product candidates, INM-755 for Epidermolysis Bullosa, or “EB” and INM-088 for glaucoma, is a rare cannabinoid named cannabinol, or “CBN”. While the development of a cannabinoid manufacturing technology is one element of our business plan, the success of our current and potential clinical development programs is not contingent upon the success of our manufacturing technology, as we currently have identified multiple third-party sources of our target cannabinoid, CBN, at pharmaceutical grade. Should we elect to rely on internally produced API for either our clinical trials or, in the event of any regulatory approval of our drug products, for any commercialized products, we will need to scale up our cannabinoid manufacturing system. There is no guarantee that we will be successful in scaling up our manufacturing process for cannabinoids, successfully complete any required bridging studies from external to internal API or be able to successfully transfer our manufacturing process to a contract development and manufacturing organization, or “CDMO”. Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases.

We believe we are positioned to develop multiple product candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most current cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the psychoactive effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. This approach enables the treatment of the specific disease at the site of the disease, leading to negligible exposure of the drug to the rest of the body. We do not extract our rare cannabinoids from the Cannabis plant, but instead source purified, chemically identical compounds manufactured via non-extraction approaches such as chemical synthesis and biosynthesis.

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our company, business planning and capital raising. To date, we have funded our operations primarily through the issuance of common shares.

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or our integrated, biosynthesis-based manufacturing technology. Our net comprehensive losses was $1.6 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $66.2 million, which includes all losses since our inception in 1981. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our IntegraSyn™ manufacturing approach;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma, which we expect to be followed by clinical trial-enabling studies and then human clinical trials;

●	investigate our Product Candidates for additional indications;

●	pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	acquire or in-license products externally developed product(s) and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Product Candidates, or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Product Candidates ourselves.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or the timing of when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Components of Results of Operations

Revenue

To date, our only source of revenues has been interest earned on our cash, cash equivalents and short-term investments. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for several years, if at all. If our development efforts for our current or future Product Candidates are successful and result in marketing approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our Product Candidates. We may never succeed in obtaining regulatory approval for any of our Product Candidates.

We may also, in the future, enter into license or collaboration agreements for our Product Candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Product Candidates and include:

●	external research and development expenses incurred under agreements with CROs, contract development and manufacturing organizations, or “CDMOs”, and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as preclinical studies and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense. We do not track our internal research and development expenses on a program-by-program basis as the resources are deployed across multiple projects.

The successful development of our Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our Product Candidates, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to complete preclinical and clinical development and commercialization of our Product Candidates and to advance the development of our biosynthesis-based manufacturing technology;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of raw materials and API for use in production of our Product Candidates;

●	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products; and

●	a continued acceptable safety profile of our products following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our Product Candidates would significantly change the costs and timing associated with the development of that product candidate, and potentially other candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our IntegraSyn™ manufacturing approach to commercial scale and our drug candidates into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, human resources, business operations and other administrative functions, investor relations activities, legal fees related to corporate matters, fees paid for accounting and tax services, consulting fees and facility-related costs.

We expect our general and administrative expenses will increase for the foreseeable future to support our expanded infrastructure and increased costs of expanding our operations and operating as a public company. These increases will likely include increased expenses related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Amortization and Depreciation

Intangible assets are comprised of intellectual property that we acquired in 2014 and 2015. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives.

Share-based Payments

Share-based payments is the stock-based compensation expense related to our granting of stock options to employees and others. The fair value, at the grant date, of equity-settled share awards is charged to our loss over the period for which the benefits of employees and others providing similar services are expected to be received. The vesting components of graded vesting employee awards are measured separately and expensed over the related tranche’s vesting period. The amount recognized as an expense is adjusted to reflect the number of share options expected to vest. The fair value of awards is calculated using the Black-Scholes option pricing model, which considers the exercise price, current market price of the underlying shares, expected life of the award, risk-free interest rate, expected volatility and the dividend yield. For more information, please see “Share-based Payments” under “Critical Accounting Policies and Significant Judgments and Estimates” below.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Foreign Currency Translation Gain (Loss)

Our assets and liabilities are translated from our Canadian dollar functional currency to the U.S. dollar presentation currency based on the exchange rate at the balance sheet date. Our income and expense, capital transactions and cash flows are translated to U.S. dollar presentation currency using the exchange rates prevailing at the transaction date or at an appropriate average exchange rate. Foreign currency translation adjustments to arrive at the presentation currency are recognized as a component of comprehensive income.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change	% Change

	(in thousands)
Operating expenses:
Research and development and patents	$911	$1,962	$(1,051)	(54%)
General and administrative	625	888	(263)	(30%)
Amortization and depreciation	28	30	(2)	(7%)
Total operating expenses	1,564	2,880	(1,316)	(46%)
Interest income	4	58	(54)	(93%)
Foreign exchange (loss) gain	(39)	16	(55)	(344%)
Net loss	$(1,599)	$(2,805)	$1,206	(43%)

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $1.1 million, or 54%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The reduction in research and development and patents expenses was primarily due to decreased spending on the integrated cannabinoid manufacturing program and the INM-755 program. In addition, purchases of the active pharmaceutical ingredients used in INM-755 clinical trials decreased.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 30%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease results from a combination of changes including lower legal costs associated with negotiating research and development contracts and other matters in the current period and certain current year legal costs being capitalized as deferred financing costs offset by higher accounting fees partly resulting from the preparation of consolidated financial statements under both IFRS and US GAAP. In addition, a decrease in personnel resulted in lower salaries and benefits and office and administration fees decreased as the three months ended September 30, 2019 included one-time costs associated with the relocation to new offices.

Interest income

Interest income decreased by $0.1 million, or 93%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of decreased cash, cash equivalents and short-term investments and lower amounts of interest bearing cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of common shares.

As of September 30, 2020, we had cash and cash equivalents of $4.5 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net cash used in operating activities	$(1,372)	$(2,365)
Net cash provided by investing activities	-	3,744
Net cash used in financing activities	(65)	-
Effects of foreign exchange on cash and cash equivalents	128	(209)
Net (decrease) increase in cash and cash equivalents	$(1,309)	$1,170

Operating Activities

During the three months ended September 30, 2020, we used cash in operating activities of $1.4 million, primarily resulting from our net loss of $1.6 million, partially offset primarily by non-cash share-based compensation expenses and an increase in our accounts payable and accrued liabilities.

During the three months ended September 30, 2019, we used cash in operating activities of $2.4 million, primarily resulting from our net loss of $2.8 million and a reduction in in our accounts payable and accrued liabilities, partially offset primarily by non-cash share-based compensation expenses.

Changes in accounts payable and accrued expenses in both periods were generally due to growth in our business, the advancement of our Product Candidates, and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended September 30, 2020, we had no cash provided by or used in investing activities.

During the three months ended September 30, 2019, investing activities provided $3.7 million, consisting primarily of the net disposition of short-term investments to fund our operating activities.

Financing Activities

During the three months ended September 30, 2020, we paid $0.1 million in deferred expenditures for financing activities.

During the three months ended September 30, 2019, we had no cash provided by or used in financing activities.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the initiation of clinical trials of our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

We believe that our cash and cash equivalents and investments on hand as of September 30, 2020, together with the net proceeds of the IPO, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our ongoing Phase I clinical trials;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our IntegraSyn™ manufacturing approach;

●	the number of and development requirements for other Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our Product Candidates and the terms of such arrangements;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our Product Candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

A change in the outcome of any of these or other variables with respect to the development of any of our Product Candidates could significantly change the costs and timing associated with the development of that Product Candidate. We will need to continue to rely on additional financing to achieve our business objectives.

In addition to the variables described above, if and when any of our Product Candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights, and regulatory protection, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Product Candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this Management’s Discussion and Analysis.

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated interim financial statements included as part of this report, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2020 as included in our Registration Statement. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

Research & Development and Patents costs:

Research and development and patents costs is a critical accounting estimate due to the magnitude and nature of the assumptions that are required to calculate third-party accrued and prepaid research and development expenses. Research and development costs are charged to expense as incurred and include, but are not limited to, personnel compensation, including salaries and benefits, services provided by CROs that conduct preclinical studies, costs of filing and prosecuting patent applications, and lab supplies.

The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on services provided and goods delivered, contractual terms and experience with similar contracts. We monitor these factors and adjust our estimates accordingly.

Share-based payments:

The fair value, at the grant date, of equity share awards is charged to income or loss over the period for which the benefits of employees and others providing similar services are expected to be received, generally the vesting period. The corresponding accrued entitlement is recorded in contributed surplus. The amount recognized as an expense is adjusted to reflect the number of share options expected to vest. The fair value of awards is calculated using the Black-Scholes option pricing model which considers the following factors:

●	Exercise price

●	Current market price of the underlying shares

●	Expected life of the award

●	Risk-free interest rate

●	Expected volatility

●	Dividend yield

Management determines costs for share-based payments using market-based valuation techniques. The fair value of the market-based and performance-based share awards are determined at the date of grant using generally accepted valuation techniques. Assumptions are made and judgment used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price, expected dividend yield, forfeiture rates and corporate performance. For employee awards, we use the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. Such judgments and assumptions are inherently uncertain. Changes in these assumptions affect the fair value estimates. If we had made different judgments and assumptions than those described previously, the amount of our share-based payments expense, net loss and net loss per common shares amounts could have been materially different.

Contingent Liabilities

In July 2020, in connection with the public offering of our common shares, two inadvertent disclosures of already publicly available information were made that may have exceeded the scope permissible under Rule 134 of the Securities Act, and thus may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either of the two inadvertent disclosures could be determined to not be in compliance for a registered securities offering under Section 5 of the Securities Act. If either of the two inadvertent disclosures are determined by a court to be a violation by the Company of the Securities Act, the recipients of the inadvertent disclosures who purchased our common shares in the Company’s public offering may have a rescission right, which could require the Company to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the possible violation. The Company could also incur considerable expenses if it were to contest any such claims. Consequently, a contingent liability may arise out of this possible violation of the Securities Act. The likelihood and magnitude of this potential contingent liability, if any, is not determinable at this time

Going Concern

Through September 30, 2020, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $1.6 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. In addition, we have an accumulated deficit of $66.2 million as of September 30, 2020. We expect to continue to generate operating losses for the foreseeable future.

We expect our cash and cash equivalents of $4.5 million as of September 30, 2020, together with the net proceeds from our financing which closed on November 16, 2020 , will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. Our future viability beyond that point is dependent on our ability to raise additional capital to finance its operations. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements, included elsewhere in this report, were issued.

We expect to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing shareholders.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in our Registration Statement.

Financial Instruments and Risk Management

We are exposed through our operations to the following financial risks:

●	Market Risk including foreign currency risk and interest rate risk

●	Credit Risk

●	Liquidity Risk

In common with all other businesses, we are exposed to risks that arise from any use of financial instruments. This section of the MD&A describes our objectives, policies and processes for managing those risks and the methods used to measure them. Further quantitative information in respect of these risks is presented in our Registration Statement.

There have been no substantive changes in our exposure to financial instrument risks, its objectives, policies and processes for managing those risks or the methods used to measure them from previous years unless otherwise stated in this discussion and analysis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of September 30, 2020, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal control over financial reporting resulting from a lack of resources in our finance function, in internal control over financial reporting that was disclosed in our Registration Statement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from a lack of resources in our finance function that resulted in an overstatement of the valuation of warrants issued as part of a financing.

In light of the identified material weaknesses, it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with PCAOB standards, additional control deficiencies may have been identified.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended June 30, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

Remediation

As previously described in our Registration Statement, we began implementing a remediation plan to address the material weakness described above. Remediation measures include adding additional resources in our finance function and utilizing external resources to assist with certain financial reporting matters. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2021. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material active legal actions. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item. Nevertheless, we have chosen to voluntarily include the following risk factors in this Quarterly Report.

Investing in our common shares involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in our Registration Statement, including the consolidated financial statements and the related notes, before making a decision to buy our common shares. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Related to our Securities

The market prices for our common shares are volatile and will fluctuate.

The market price for our common shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly financial results; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (iv) addition or departure of our executive officers or members of our Board and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding common shares; (vi) sales or perceived sales of additional common shares; (vii) liquidity of the common shares; (viii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (ix) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our common shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. As well, certain institutional investors may base their investment decisions on consideration of our environmental, governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common shares by those institutions, which could materially adversely affect the trading price of our common shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, our operations could be materially adversely impacted and the trading price of our common shares may be materially adversely affected.

There is a limited market for our securities.

Our common shares are listed on the TSX and on the Nasdaq, however, there can be no assurance that an active and liquid market for the common shares will develop or be maintained on the applicable stock exchanges, and an investor may find it difficult to resell any of our securities.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing shareholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our Product Candidates or grant licenses on terms that are not favorable to us.

Future offerings of debt or equity securities may rank senior to common shares.

If we decide to issue debt or equity securities in the future ranking senior to our common shares or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to shareholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to dividends, more favorable than those of common shares and may result in dilution to shareholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common shares and dilute their value.

Common shareholders are subordinated to our lenders.

In the event of bankruptcy, liquidation or reorganization, any holders of our debt and our trade creditors will generally be entitled to payment of their claims from our assets before any assets are made available for distribution to us or our shareholders. The common shares are effectively subordinated to our debt and other obligations. As of the date of this document, we do not have any debt obligations.

Future sales of common shares by officers and directors may negatively impact the market price for our common shares.

Subject to compliance with applicable securities laws, our directors and officers and their affiliates may sell some or all of their common shares in the future. No prediction can be made as to the effect, if any, such future sales of common shares may have on the market price of the common shares prevailing from time to time. However, the future sale of a substantial number of common shares by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares.

We do not currently pay dividends on our common shares and have no intention to pay dividends on our common shares for the foreseeable future.

No dividends on our common shares have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained and certain conditions are met.

Investors in our securities may face adverse tax consequences. In particular, we may be considered a “passive foreign investment company” which may have adverse United States federal income tax consequences for United States holders.

Prospective investors should be aware that the purchase of any of our securities may have tax consequences in the United States, Canada and other jurisdictions. Prospective investors should consult with their own independent tax advisor before purchasing any of our securities.

In particular, investors in our securities who are subject to United States federal taxation should be aware that we believe we may be classified as a passive foreign investment company, or “PFIC”, during the tax year ended June 30, 2020, and based on the nature of our business, the projected composition of our gross income and the projected composition and estimated fair market value of our assets, we may be classified as a PFIC for the current tax year ending June 30, 2021 and may be a PFIC in subsequent tax years. If we are a PFIC for any year during a United States holder’s holding period, then such United States holder generally will be required to treat any gain realized upon a disposition of securities, or any so-called “excess distribution” received on securities, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the holder makes a timely and effective “qualified electing fund” election, or a QEF election, or a “mark-to-market” election. Subject to certain limitations, a QEF election may be made with respect to the common shares, pre-funded warrants and warrant shares. Subject to certain limitations, such mark-to-market election may be made with respect to the common shares and warrant shares. A United States holder who makes a QEF election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to securityholders. A United States holder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares or warrant shares over the taxpayer’s basis therein. The foregoing is qualified in its entirety by the more detailed discussion of the PFIC rules in our Registration Statement in “Material United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules.” Each United States holder should consult its own tax advisor regarding the United States federal, United States local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our securities.

We are exposed to risks related to currency exchange rates.

We currently hold most of our cash, cash equivalents and short-term investments in Canadian dollars which is our functional currency. Over time a greater portion of our operations may be conducted in U.S. dollars. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have a significant effect on our operating results. Exchange rate fluctuations between other currencies and the Canadian dollar create risk in several ways, including the following:

●	weakening of the Canadian dollar may decrease the value of our cash, cash equivalents and short- term investments when translated to U.S. dollars in our financial statements;

●	weakening of the Canadian dollar may reduce the U.S. dollar value of funds that we will have available for an increasing amount of research and development expenses incurred outside Canada and the cost of sourced product components from outside Canada;

●	weakening of the U.S. dollar may decrease the value of our revenues denominated in other currencies;

●	the exchange rates on non-U.S. dollar transactions and cash deposits can distort our financial results; and

●	commercial product pricing and profit margins are affected by currency fluctuations.

For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common shares being less attractive to investors and could make it more difficult for us to raise capital as and when we need it.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage, and intend to continue to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Investors may find our common shares less attractive because we rely on these exemptions, which could contribute to a less active trading market for our common shares or volatility in our share price. In addition, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its audits of internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the TSX, Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements.

We could be adversely affected if there are deficiencies in our disclosure controls and procedures or in our internal controls over financial reporting. The design and effectiveness of our disclosure controls and procedures and our internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. Consistent with other entities in similar stages of development, we have a limited number of employees currently in the accounting group, limiting our ability to provide for segregation of duties and secondary review. A lack of resources in the accounting group could lead to material misstatements resulting from undetected errors occurring from an individual performing primarily all areas of accounting with limited secondary review. Deficiencies in internal controls over financial reporting which may occur could result in material misstatements of our results of operations, restatements of financial statements, other required remediations, a decline in the price of our common shares, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

In connection with the audit of our financial statements as of and for the years ended June 30, 2020 and 2019, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended June 30, 2020 and 2019, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from a lack of resources in our finance function that resulted in an overstatement of the valuation of warrants issued as part of a financing as described elsewhere in this Quarterly Report.

In light of the identified material weaknesses, it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with PCAOB standards, additional control deficiencies may have been identified.

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. However, the implementation of these measures may not fully address these material weaknesses in our internal control over financial reporting, and, if so, we would not be able to conclude that they have been fully remedied. Our failure to correct these material weaknesses or our failure to discover and address any other control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our common shares, may be materially and adversely affected.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses and these expenses may increase even more after we are no longer an “emerging growth company.” In the United States, we are subject to the reporting requirements of the Exchange Act and the rules adopted, and to be adopted, by the SEC and, when our common shares are listed on Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs have increased our net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient director’s and officer’s liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

Future sales and issuances of our common shares or rights to purchase common shares pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our shareholders and may cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. These future issuances of common shares or common share-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common shares.

Pursuant to our 2017 Amended and Restated Stock Option Plan, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of September 30, 2020, there were 487,326 options to purchase common shares available for future grant under our stock option plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

Provisions in our corporate charter documents and certain Canadian laws could delay or deter a change of control.

Provisions in our articles and our by-laws, as well as certain provisions under the BCBCA and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition, tender offer or other change in control of us that some shareholders may consider favorable. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board. As well, our preferred shares are available for issuance from time to time at the discretion of our Board, without shareholder approval. Our articles allow our Board, without shareholder approval, to determine the special rights to be attached to our preferred shares, and such rights may be superior to those of our common shares.

In addition, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada, or “Commissioner”, to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our share price and trading volume may decline.

The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our shares price may decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our shares may decrease, which may cause our shares price and trading volume to decline.

We are incorporated in Canada, with our assets and officers primarily located in Canada, with the result that it may be difficult for investors to enforce judgments obtained against us or some of our officers.

We are a company organized and existing under the laws of British Columbia, Canada. Many of our directors and officers and the experts named in our Registration Statement are residents of Canada or otherwise reside outside the United States, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. It may be difficult for holders of common shares who reside in the United States to effect service within the United States upon those directors, officers and experts who are not residents of the United States. It may also be difficult for holders of securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the U.S. federal securities laws. Our Canadian counsel has advised us that there is doubt as to the enforceability in Canada against us or against our directors, officers and experts who are not residents of the United States, in original actions or in actions for enforcement of judgments of courts of the United States, of liabilities predicated solely upon U.S. federal or state securities laws.

Conversely, some of our directors and officers reside outside Canada and some of our assets are also located outside Canada. Therefore, it may not be possible for you to enforce in Canada against our assets or those directors and officers residing outside Canada, judgments obtained in Canadian courts based upon the civil liability provisions of the Canadian securities laws or other laws of Canada.

We may have a contingent liability arising out of electronic communications inadvertently made available to potential investors. These disclosures may constitute violations of Section 5 of the Securities Act.

In July 2020, following the filing of Amendment No. 2 to our Registration Statement on Form S-1 with the SEC, a third party vendor inadvertently distributed, without our consent, an email to addresses that had registered via our website to receive periodic corporate updates (the “Vendor Emails”). The Vendor Emails provided hyperlinks to our website and to our SEC filings, including to our Registration Statement. The Vendor Emails and the material available through the embedded hyperlinks did not contain any non-public information. The hyperlinks included in the Vendor Emails were severed as promptly as possible.

As a publicly traded company in Canada, we maintain a standard corporate presentation on our website. We intended to use an updated version of such presentation in connection with the public offering. The only difference between the updated version of the presentation that we intended to post on our website and the potential investor version of the presentation is that the potential investor version included in the disclaimers section, a reference to the filing of our draft, non-confidential Registration Statement. In July 2020, we discovered that we had inadvertently posted the potential investor version of our standard corporate presentation to our website (the “July Presentation”). Promptly after becoming aware of the error, the incorrect corporate presentation was removed from our website and replaced with the correct version that did not include any reference to our Registration Statement. The incorrect version of the presentation was viewed on our website by limited number of unique viewers.

Any disclosure in the Vendor Emails or the July Presentation that did not comply with, or that exceeded the scope permissible under, Rule 134 under the Securities Act, may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either the Vendor Emails or the July Presentation could be determined not to be in compliance for a registered securities offering under Section 5 of the Securities Act. If the communications in the Vendor Emails or the July Presentation are determined by a court to be a violation by us of the Securities Act, the recipients of the email messages, including someone who may have been forwarded the emails, if any, who purchased our common shares in the public offering may have a rescission right, to require us to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. We could also incur considerable expense if contesting any such claims. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operation, or force us to raise additional funding sooner than expected, which funding might not be available or available on favorable terms. Consequently, due to the Vendor Emails or the July Presentation, we may have a contingent liability arising out of this possible violation of the Securities Act. The likelihood and magnitude of this contingent liability, if any, is presently impossible to quantify. In addition, if either the Vendor Emails or the July Presentation is deemed to be a violation of Section 5 of the Securities Act, in addition to the potential contingent liability referenced above, the SEC and relevant state regulators could impose monetary fines or other sanctions as provided under relevant federal and state securities laws. Additionally, the value of our common shares could decline in the event that we are deemed to have liability or are required to make payments or pay expenses in connection with the potential claims described above.

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to September 30, 2020 of approximately $66.2 million. Our comprehensive losses for the three months ended September 30, 2020 and 2019 were approximately $1.6 million and $2.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue the research and development of, and clinical trials for, our Product Candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our Product Candidates fail in preclinical or clinical trials, or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Due to our limited operating history and history of losses, any predictions about our future success, performance or viability may not be accurate.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our Product Candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our Product Candidates, to seek regulatory approvals and reimbursement for our Product Candidates and to launch and commercialize any Product Candidates for which we receive regulatory approval.

As at September 30, 2020, we had approximately $4.5 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from the Public Offering, we currently estimate funds our base operations until approximately into the second quarter of fiscal 2022. Our ability to develop our research and development programs beyond this point is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

The progress of our Product Candidates for both current and prospective target indication(s) is uncertain because it is difficult to predict our spending for our Product Candidates up to the time that we seek FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to state unequivocally the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our Product Candidates;

●	any change in the clinical development plans or target indications for these Product Candidates;

●	the number and characteristics of Product Candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the Drug Enforcement Administration, or “DEA”, the FDA, the European Medicines Agency, or “EMA”, Health Canada, or “HC”, or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the effect of competing product and market developments;

●	the costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any Product Candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our Product Candidates or one or more of our other research and development initiatives.

Any doubt about our ability to continue as a going concern may materially and adversely affect the price of our common shares, and it may be more difficult for us to obtain financing. Any doubt about our ability to continue as a going concern may also adversely affect our relationships with current and future collaborators, contract manufacturers and investors, who may become concerned about our ability to meet our ongoing financial obligations. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our financial resources may be limited. We have prepared our financial statements on a going concern basis, which assumes that we will be able to meet our commitments, realize our assets and discharge our liabilities in the normal course of business. Our condensed consolidated interim financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We currently have no commercial revenue and may never become profitable.

To date, the only revenue we have generated has been from the receipt of research grants and interest income on cash, cash equivalents and short-term investments. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our Product Candidates that we may develop, in-license or acquire in the future.

Even if we are able to successfully achieve regulatory approval for these Product Candidates, we do not know what the reimbursement status of our Product Candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our Product Candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

Our ability to generate revenue and become profitable depends upon a number of additional factors, including our ability to:

●	successfully complete development activities, including the remaining preclinical studies and ongoing and planned clinical trials for our Product Candidates;

●	in-license or acquire in the future, Product Candidates and other potential lines of business that we may develop;

●	complete and submit NDAs to the FDA and Marketing Authorization Applications, or “MAAs”, to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

●	manufacture any approved products in commercial quantities and on commercially reasonable terms;

●	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

●	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

●	obtain coverage and adequate reimbursement from third parties, including government payors; and

●	set a commercially viable price for any products for which we may receive approval.

We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing our Product Candidates.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

We are subject to income taxes in Canada. As our operations expand, we may become subject to income tax in jurisdictions outside of Canada. Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings (losses) in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of our last fiscal year end, we had non-capital loss, or “NOL”, carry-forwards of approximately $36.4 million available to offset future taxable income in Canada. These NOL carry-forwards begin to expire in 2026.

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under provisions in the Canadian Income Tax Act, and corresponding provisions of Canadian provincial law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, the corporation’s ability to use its pre-change Canadian NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. Specifically, NOLs from a business before the change of control may be carried forward to taxation years after the change of control, but only if the same business is carried forward on after the change in control with a reasonable expectation of profit, and only to offset income from that business or a similar business. We have not performed any analyses under the applicable provisions in the Canadian Income Tax Act and cannot forecast or otherwise determine our ability to derive benefit from our various federal or provincial tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset Canadian federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the provincial level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase provincial taxes owed.

In addition, we may experience ownership changes in the future as a result of subsequent shifts in our share ownership, including in any future offerings, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes to accounting standards may adversely impact the manner in which we report our financial position and operating results.

There are ongoing projects conducted by the Financial Accounting Standards Board in the United States that are expected to result in new pronouncements that continue to evolve, which could adversely impact the manner in which we report our financial position and operating results.

Risks Related to our Business and Industry

Our IntegraSynTM manufacturing approach may prove unsuccessful in achieving yields and/or cost levels required to be economically competitive with alternative methods of manufacturing.

Given the early stage of development of the IntegraSynTM program and the risks inherent in research and development, it is too early to project the commercial viability of cannabinoids produced via this process. Potential negative outcomes from this program include but are not limited to:

●	the technology fails to produce sufficient quantities of cannabinoids or ones for which we or others have a need; or

●	the cost structure of the technology is such that it is not commercially competitive with alternate methods of cannabinoid manufacturing leading to the technology having no value proposition nor incremental value to the Company.

Our prospects depend on the success of our Product Candidates which are at early stages of development with a statistically high probability of failure.

Given the early stage of development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the FDA, HC, or any similar regulatory authority. To obtain regulatory approvals for our Product Candidates being developed and to achieve commercial success, clinical trials must demonstrate that the Product Candidates are safe for human use and that they demonstrate efficacy. We have no products or technologies which are currently in human clinical trials. Additionally, we have no products for commercial sale or licensed for commercial sale, nor do we expect to have any such products for the next several years.

Many potential pharmaceuticals products never reach the stage of clinical testing and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Our Product Candidates may fail for a number of reasons, including, but not limited to, being unsafe for human use or due to the failure to provide therapeutic benefits equal to or better than the standard of treatment at the time of testing. Positive results of early preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. Similarly, positive results from early stage clinical trials may not be indicative of favorable outcomes in later-stage clinical trials. We can make no assurance that any future studies, if undertaken, will yield favorable results.

The early stage of our product development makes it particularly uncertain whether any of our product development efforts will prove to be successful and meet applicable regulatory requirements, and whether any of our Product Candidates will receive the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. If we are successful in developing our current and future Product Candidates into approved products, we will still experience many potential obstacles, such as the need to develop or obtain manufacturing, marketing and distribution capabilities. If we are unable to successfully commercialize any of our products, our financial condition and results of operations may be materially and adversely affected.

Even if our Product Candidates advance through preclinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future preclinical studies and clinical trials. Since our inception as a pharmaceutical company in October 2014, we have conducted numerous preclinical experiments and are currently conducting early stage clinical trials, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with less than 20 employees and therefore have limited internal resources both to conduct preclinical studies and clinical trials and to monitor third-party providers. As our Product Candidates advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

If we have difficulty enrolling patients in clinical trials, the completion of the trials may be delayed or cancelled.

As our Product Candidates advance from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients that meet the eligibility criteria for those trials. The factors that affect our ability to enroll patients are largely uncontrollable and include, but are not limited to, the following:

●	size and nature of the patient population;

●	inclusion and exclusion criteria for the trial;

●	design of the study protocol;

●	competition with other companies for clinical sites or patients;

●	the perceived risks and benefits of the product candidate under study;

●	the patient referral practices of physicians; and

●	the number, availability, location and accessibility of clinical trial sites.

As a result of the foregoing factors, we may have difficulty enrolling or maintaining the enrollment of patients in any clinical trials conducted for our products, which may result in the delay or cancellation of such trials. The delay or cancellation of any clinical trials could shorten any periods during which we may have the exclusive right to commercialize our Product Candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our Product Candidates and may harm our financial condition, results of operations and prospects.

If clinical trials of our Product Candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our Product Candidates, we must conduct preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the Product Candidates. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our Product Candidates in any jurisdiction. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our Product Candidates under development will successfully gain market approval from the FDA or other regulatory authorities, resulting in us being unable to derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing.

If we experience delays in clinical testing, we will be delayed in commercializing our Product Candidates, and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our Product Candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our Product Candidates and may harm our financial condition, results of operations and prospects. The commencement and completion of clinical trials for our products may be delayed for a number of reasons, including delays related, but not limited, to:

●	failure by regulatory authorities to grant permission to proceed or placing the clinical trial on hold;

●	import/export and research restrictions for cannabinoid-based pharmaceuticals may delay or prevent clinical trials in various geographical jurisdictions;

●	patients failing to enroll or remain in our trials at the rate we expect;

●	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with current good manufacturing practice, or “cGMP”, requirements;

●	any changes to our manufacturing process that may be necessary or desired;

●	delays or failure to obtain clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

●	Product Candidates demonstrating a lack of safety or efficacy during clinical trials;

●	patients choosing an alternative treatment for the indications for which we are developing any of our Product Candidates or participating in competing clinical trials and/or scheduling conflicts with participating clinicians;

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

●	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●	failure of our CROs, to satisfy their contractual duties or meet expected deadlines;

●	inspections of clinical trial sites by regulatory authorities or Institutional Review Boards, or “IRBs”, or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

●	one or more IRBs or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	failure to reach agreement on acceptable terms with prospective clinical trial sites.

Our product development costs will increase if we experience delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to regulatory authorities or IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of that trial. Delays or increased product development costs may have a material adverse effect on our business, financial condition and prospects.

Negative results from clinical trials or studies of others and adverse safety events involving the targets of our products may have an adverse impact on our future commercialization efforts.

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academic researchers, competitors or others. The results of these studies or trials, when published, may have a significant effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to our Product Candidates, or the therapeutic areas in which our Product Candidates compete, could adversely affect the price of our common shares and our ability to finance future development of our Product Candidates, and our business and financial results could be materially and adversely affected.

We intend to expend our limited resources to pursue our Product Candidates for certain indications and may fail to capitalize on other Product Candidates or other indications for our Product Candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to our Product Candidates for certain indications, primarily for the treatment of EB, which concentrates the risk of product failure in the event our Product Candidates prove to be unsafe or ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other Product Candidates or for other indications that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results.

The regulatory approval processes of the FDA, HC, the EMA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.

We are not permitted to market our Product Candidates in any jurisdiction until we receive formal approval from the appropriate regulatory authorities. For example, prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our Product Candidates, we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an application seeking commercialization approval is a complex, lengthy, expensive and uncertain process, and the regulatory authorities may delay, limit or deny approval of our Product Candidates for many reasons, including, among others, because:

●	we may not be able to demonstrate that our Product Candidates are safe and effective in treating patients to the satisfaction of the regulatory authorities such as the FDA, HC or EMA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the regulatory authorities for marketing approval;

●	the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the regulatory authorities may require that we conduct additional clinical trials;

●	the regulatory authorities or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our Product Candidates;

●	the contract manufacturing organizations and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the regulatory authorities may find the data from clinical studies and clinical trials insufficient to demonstrate that our Product Candidates are safe and effective for their proposed indications;

●	the regulatory authorities may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the regulatory authorities may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States, Canada or outside the European Union, as applicable, where the standard of care is potentially different from that in the United States, Canada or in the European Union, as applicable;

●	if our applications are submitted to the regulatory authorities, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a Risk Evaluation and Mitigation Strategy which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

●	the FDA, DEA, HC, EMA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

●	the FDA, HC, EMA or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including, among others, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, or “HHS”, (for example, the Office of Inspector General), the Department of Justice, or “DOJ”, and individual United States Attorney offices within the DOJ, and state and local governments. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Any of these factors, many of which are beyond our control, could increase development costs, jeopardize our ability to obtain regulatory approval for and successfully market our Product Candidates and generate product revenue.

We intend to conduct clinical trials for our Product Candidates in several international jurisdictions, and acceptance by all regulatory authorities for such “international” data is not certain.

We intend to conduct clinical trials for our Product Candidates both inside and outside the United States. To date, all of our clinical development has been conducted outside of the United States. Ultimately, we plan to submit NDAs for our Product Candidates to the FDA and other regulatory authorities upon completion of all requisite clinical trials. As an example, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with FDA regulations relating governing human subject protection and the conduct of clinical trials, which are referred to as “Good Clinical Practice”, or “GCP” requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA or any other regulatory authorities will accept data from clinical trials conducted outside of the United States or other international jurisdiction. If the FDA or any other regulatory authorities does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;

●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

●	foreign currency fluctuations which could negatively impact our financial condition since certain payments are paid in local currencies;

●	manufacturing, customs, shipment and storage requirements;

●	cultural differences in medical practice and clinical research; and

●	diminished protection of intellectual property in some countries.

Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

If a drug has a potential for abuse, the NDA or other regulatory submission must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling (for example, in the U.S. under the federal Controlled Substances Act, or “CSA”). A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. While we believe there would be relatively minimal abuse potential with our Product Candidates given the low drug concentration and topical route of administration, we could be wrong or they may be perceived as having the potential for substance abuse. In either case, there may be a negative effect on our ability to successfully develop or commercialize our Product Candidates. Since our Product Candidates contain purified substances that are chemically identical to those occurring in nature, they may, therefore, be classified as “controlled substances”, and their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our Product Candidates. These pressures could also limit or restrict the introduction and marketing of our Product Candidates. Adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable for our Product Candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed. Furthermore, if our Product Candidates are classified as “controlled substances”, they may be subject to import/export and research restrictions that could delay or prevent the development of our products in various geographical jurisdictions. The successful commercialization of our Product Candidates may require permits or approvals from regulatory bodies, such as the DEA, that regulate controlled substances.

Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

Research on and the shipment, import and export of our Product Candidates and the API used in our Product Candidates will require research permits, import and export licenses by many different authorities. For instance, in the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, and HC; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Border Protection Service, the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the research on and import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our Product Candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or our Product Candidates. Once shipment is complete, we or the research contractors we are working with may also suffer further delays or restrictions as a result of regulations governing research on cannabinoids. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or our Product Candidates could have a material adverse effect on our business, results of operations and financial condition. The aforementioned examples and lists of various authorities that may currently, or in the future, affect our ability to conduct research on or import or export our Product Candidates and/or API, should not be construed as exhaustive or comprehensive in any way.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our Product Candidates.

Particularly in the United States but also in other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our Product Candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any Product Candidates for which we obtain marketing approval. One such regulation is the U.S. federal Patient Protection and Affordable Care Act (P.L. 111-148), or “PPACA”, also referred to as the “Affordable Care Act” or “ACA”, was signed March 23, 2010, as amended by the Health Care and Education Reconciliation Act, signed March 31, 2010. The act contains many provisions, with various effective dates. Provisions included in the ACA are intended to expand access to insurance, increase consumer protections, emphasize prevention and wellness, improve quality and system performance, expand the health workforce, and curb rising health care costs. The ACA aims to extend health insurance coverage to about 32 million uninsured Americans by expanding both private and public insurance.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our Product Candidates, which could adversely affect our revenue and results of operations.

Drug pricing by pharmaceutical companies is currently under increased scrutiny and is expected to continue to be the subject of intense political and public debate in the United States and other jurisdictions. Specifically, there have been several recent U.S. Congressional inquiries and hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies. Additionally, several states have recently passed laws designed to, among other things, bring more transparency to drug pricing, and other states may pursue similar initiatives in the future. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, increased scrutiny on drug pricing, negative publicity related to the pricing of pharmaceutical drugs generally, or changes in pricing regulations could restrict the amount that we are able to charge for our Product Candidates, which could have a material adverse effect on our revenue and results of operations.

Even if we are able to commercialize our Product Candidates, they may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

The availability of reimbursement by governmental and private payors is essential for most patients to be able to afford their treatments. Sales of our Product Candidates, if approved, will depend substantially on the extent to which the costs of these Product Candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our Product Candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, the Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage available for any of our approved products. Furthermore, private payors often follow Medicare in setting their own coverage policies. Therefore, any reduction in coverage that results from the Medicare Modernization Act may result in a similar reduction from private payors.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or “CMS”, an agency within the HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

The intended use of a drug product by a physician can also affect pricing. For example, CMS could initiate a National Coverage Determination administrative procedure, by which the agency determines which uses of a therapeutic product would and would not be reimbursable under Medicare. This determination process can be lengthy, thereby creating a long period during which the future reimbursement for a particular product may be uncertain.

Outside the United States, particularly in EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of Health Technology Assessment, or “HTA”, procedures with governmental authorities can take considerable time after receipt of marketing authorization for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines but monitor and control company profits. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU member states, can further reduce net realized prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our Product Candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, federal exclusion or debarment, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any Product Candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds (including through reimbursement by Medicare or Medicaid or other federal health care programs), which has been applied to impermissible promotion of pharmaceutical products for off-label uses, or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the U.S. Health Insurance Portability and Accountability Act, or “HIPPA”, as amended by the Health Information Technology for Economic and Clinical Health Act, or “HITECH Act”, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

●	the U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	analogous state laws and regulations, such as state anti-kickback laws, false claims laws and privacy and security of health information laws, may apply to sales or marketing arrangements, claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or health information; and

●	certain state laws require pharmaceutical companies to adopt codes of conduct consistent with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; restrict certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers; and/or require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures.

Comparable laws and regulations exist in the countries within the European Economic Area, or “EEA”. Although such laws are partially based upon European Union, or “EU”, law, they may vary from country to country. Healthcare specific, as well as general EU and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare professionals, and the collection and processing of personal health data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or “FCPA”, the Canadian Corruption of Foreign Public Officials Act, or “CFPOA”, and other global anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences

The FCPA and the CFPOA, as well as any other applicable domestic or foreign anti-corruption or anti- bribery laws to which we are or may become subject generally prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity and requires companies to maintain accurate books and records and internal controls, including at foreign- controlled subsidiaries. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Compliance with these anti-corruption laws and anti-bribery laws may be expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, these laws present particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and physicians and other hospital employees are considered to be foreign officials. Certain payments by other companies to hospitals in connection with clinical trials and other work have been deemed to be improper payments to governmental officials and have led to FCPA enforcement actions.

Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. We are currently working to get policies and processes in place to monitor compliance with the FCPA and CFPOA. We can make no assurance that they will not engage in prohibited conduct, and we may be held liable for their acts under applicable anti-corruption and anti-bribery laws. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from/ to foreign countries where the drugs are sold at lower prices than in the country of origination, which could materially adversely affect our business and financial condition.

We may face competition for our Product Candidates, if approved, from cheaper generics and/or cannabinoid therapies sourced from foreign countries that have placed price controls on pharmaceutical products. This is referred to as parallel importation. For instance, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of HHS has so far declined to approve a reimportation plan. Proponents of drug reimportation, including certain state legislatures, may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including our Product Candidates, and adversely affect our future revenues and prospects for profitability.

We are dependent upon our key personnel to achieve our business objectives.

We depend on key personnel, the loss of any of whom could harm our business. Our future performance and development will depend to a significant extent on the efforts and abilities of its executive officers, key employees, and consultants. The loss of the services of one or more of these individuals could harm our business. Our success will depend largely on our continuing ability to attract, develop and retain skilled employees and consultants in our business. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in our field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Any delay in replacing such persons, or an inability to replace them with persons of similar expertise, would have a material adverse effect on our business, financial condition and results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with regulations of domestic or foreign regulatory authorities. In addition, misconduct by employees could include intentional failures to comply with certain development standards, to report financial information or data accurately, or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. While prohibited, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our insurance may be insufficient to cover losses that may occur as a result of our operations.

We currently maintain directors’ and officers’ liability insurance, clinical trial insurance and property and general liability insurance and intend in the future to obtain shipping and storage insurance for Product Candidates. This insurance may not remain available to us or be obtainable by us at commercially reasonable rates, and the amount of our coverage may not be adequate to cover any liability we incur. Future increases in insurance costs, coupled with the increase in deductibles, will result in higher operating costs and increased risk. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

There may be changes in laws, regulations and guidelines which are detrimental to our business.

Our operations are subject to a variety of laws, regulations and guidelines relating to pharmacology, cannabinoids and drug delivery, as well as laws and regulations relating to health and safety, the conduct of operations, and the protection of the environment. While, to the knowledge of our management, we are currently in compliance with all such laws, changes to such laws, regulations and guidelines due to matters beyond our control may cause adverse effects to our operations and financial condition. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. In addition, if the governments of Canada or the United States were to enact or amend laws relating to our industry, it may decrease the size of, or eliminate entirely, the market for our Product Candidates, may introduce significant new competition into the market and may otherwise potentially materially and adversely affect our business, results of operations and financial condition.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

The research and development that we carry out either directly or through third-parties involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes. Although we maintain workers’ compensation insurance as prescribed by the Province of British Columbia to cover us for costs and expenses we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, data from preclinical studies, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although to our knowledge we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage to our ability to obtain patent protection for our Product Candidates, damage to our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. Other companies researching in the same disease areas may develop products that are competitive or superior to our Product Candidates. Other companies working in cannabinoid research may develop products targeting the same diseases that we are focused on that are competitive or superior to our Product Candidates. In addition, there are non-FDA approved Cannabis/ cannabinoid preparations being made available from companies in the so-called “medical marijuana” industry, which may be competitive to our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

If we receive regulatory approvals, we intend to market our Product Candidates in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we may plan to market our Product Candidates in jurisdictions where we have limited or no experience in marketing, developing and distributing our products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non-U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally, which would result in increased business and economic risks that could affect our financial results.

Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for Product Candidates in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our Product Candidates to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market our Product Candidates in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

Product liability lawsuits against us could cause us to incur substantial liabilities.

Our use of our Product Candidates in clinical trials and the sale of our Product Candidates, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our Product Candidates. For example, we may be sued if any product we develop allegedly causes injury or is alleged to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under local jurisdiction consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

●	withdrawal of patients from our clinical trials;

●	substantial monetary awards to patients or other claimants;

●	decreased demand for our Product Candidates following marketing approval, if obtained;

●	damage to our reputation and exposure to adverse publicity;

●	increased FDA warnings on product labels or increased warnings imposed by the EMA or other regulatory authorities;

●	litigation costs;

●	distraction of management’s attention from our primary business;

●	loss of revenue; and

●	the inability to successfully commercialize our Product Candidates, if approved.

Our current clinical trial liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for our Product Candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our share price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, results of operations, business and prospects could be materially adversely affected.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Despite the implementation of security measures, our information technology systems, and those of our third-party contractors and consultants, are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber- attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. Nonetheless, our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation, suffer disruptions to our research and development and incur increased operating costs including increased cybersecurity and other insurance premiums, costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability. For instance, the loss of preclinical or clinical data could result in delays in our development and regulatory filing efforts and significantly increase our costs.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to various domestic and international data protection laws and regulations (i.e., laws and regulations that address privacy and data security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous laws, including data breach notification laws, health information privacy laws and consumer protection laws, govern the collection, use and disclosure of health-related and other personal information. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA regulations.

EU Member States, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal data in the EU is governed by the provisions of the General Data Protection Regulation, or “GDPR”. The GDPR and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the rights of individuals to control personal data and the security and confidentiality of the personal data. In addition, the Australian Privacy Act 1988 (Cth), and other laws in the states and territories in Australia where we conduct certain of our clinical trials, apply similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

A claim or series of claims brought against us alleging a failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results and could cause our share price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, results of operations, business and prospects could be materially adversely affected.

The COVID-19 coronavirus could adversely impact our business, including several key activities that are critical to our success.

The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate impact of the disease on specific geographies, the duration of the outbreak, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. Either of the foregoing could materially adversely affect our research and development activities, clinical trials, supply chain, financial condition and cash flows.

If the COVID-19 outbreak continues to spread, we may need to limit operations or implement other limitations on our activities. There is a risk that other countries or regions may be less effective at containing COVID-19, in which case the risks described herein could be elevated significantly.

Risks Related to our Intellectual Property

Our success is largely dependent upon our patents, proprietary technology, and other intellectual property.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. Patents and other proprietary rights are essential to our business. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. Our general policy has been to file patent applications to protect our inventions and improvements to our inventions that are considered important to the development of our business. In certain cases, we have chosen to protect our intellectual property by treating it as confidential internal know-how. Our success will depend in part on our ability to obtain patents, defend patents, maintain internal know-how/trade secret protection and operate without infringing on the proprietary rights of others. Interpretation and evaluation of pharmaceutical patent claims present complex legal and factual questions. Further, patent protection may not be available for some of the products or technology we are developing. If we are placed in a position where we must spend significant time and money defending or enforcing our patents, designing around patents held by others or licensing patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. In seeking to protect our inventions using patents it is important to note that we have no assurance that:

●	patent applications will result in the issuance of patents;

●	additional proprietary products developed will be patentable;

●	patents issued will provide adequate protection or any competitive advantages;

●	patents issued will not be successfully challenged by third parties;

●	commercial exploitation of our inventions does not infringe the patents or intellectual property of others; or

●	we will be able to obtain any extensions of the patent term.

A number of pharmaceutical, biotechnology and medical device companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents could limit the scope of the patents, if any, that we may be able to obtain. It is also possible that these technologies, applications or patents may preclude us from obtaining patent protection for our inventions. Further, there may be uncertainty as to whether we may be able to successfully defend any challenge to our patent portfolio. Moreover, we may have to participate in derivation proceedings, inter partes review proceedings, post-grant review proceedings, or opposition proceedings in the various jurisdictions around the world. An unfavorable outcome in a derivation proceeding, an inter partes review proceeding, a post-grant review proceeding, or an opposition proceeding could preclude us or our collaborators or licensees from making, using or selling products using the technology, or require us to obtain license rights from third parties. It is not known whether any prevailing party would offer a license on commercially acceptable terms, if at all. Further, any such license could require the expenditure of substantial time and resources and could harm our business. If such licenses are not available, we could encounter delays or prohibition of the development or introduction of our product. In the case of intellectual property where we have chosen to protect it by treating it as internal know how, there can be no assurance that others with greater expertise or access to greater resources do not develop similar or superior technology that impairs the competitive value of our internal know-how.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office, or “PTO”, and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees on any issued patent are due to be paid to the PTO and various foreign national or international patent agencies in several stages over the lifetime of the patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our Product Candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may become subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Our commercial success depends upon our ability to develop, manufacture, market and sell our Product Candidates, and to use our related proprietary technologies without violating the intellectual property rights of others. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our Product Candidates, including interference or derivation proceedings before the PTO or other international patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our Product Candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing the applicable product candidate. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our Product Candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

While our preclinical studies are ongoing, we believe that the use of our Product Candidates in these preclinical studies fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our Product Candidates progress toward clinical trials and, ultimately, commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our Product Candidates and the methods we employ to manufacture them, as well as the methods for their uses we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common shares.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our current and former employees, consultants, outside scientific collaborators, sponsored researchers, contract manufacturers, vendors and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our Product Candidates throughout the world would be prohibitively expensive. Therefore, we have filed applications and/or obtained patents only in key markets such as the United States, Canada, Japan and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may be able to export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2016 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. As a result, proceedings to enforce our patent rights in certain foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and could be unsuccessful.

Patent terms may be inadequate to protect our competitive position on our Product Candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new Product Candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the PTO, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:

●	others may be able to make compounds that are the same as or similar to our Product Candidates but that are not covered by the claims of the patents that we own;

●	we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

●	we might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; or

●	the patents of others may have an adverse effect on our business.

Risks Related to our Third Parties

We rely heavily on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, our business operations could suffer significant harm.

We currently have no manufacturing capabilities and rely on contract development and manufacturing organizations, or “CDMOs”, to manufacture our Product Candidates for preclinical studies and clinical trials. We rely on CDMOs for manufacturing, filling, packaging, testing, storing and shipping of drug products in compliance with cGMP, regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packaging of a drug product. If our CDMOs increase their prices or fail to meet our quality standards, or those of regulatory agencies such as the FDA, and cannot be replaced by other acceptable CDMOs, our ability to obtain regulatory approval for and commercialize our Product Candidates may be materially adversely affected.

The APIs used in all of our Product Candidates are currently sourced from either contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry as their manufacturing method. This is intended to be an interim step to enable us to proceed with developing our formulation, execute preclinical toxicology studies and progress through Phase I and II clinical trials, after which time we anticipate that we will have been able to successfully scale-up our IntegraSynTM manufacturing approach so that it will be commercial-scale ready. Bridging studies consisting of chemical analysis and, possibly, animal studies may be required in order to switch our APIs from the current external manufacturing sources to our internally manufactured products. There is no guarantee that we will be successful in scaling up our IntegraSynTM manufacturing process for cannabinoids, or successfully complete any required bridging studies, or be able to successfully transfer our IntegraSynTM manufacturing process to a CDMO. The key risks and challenges associated with the development of the IntegraSynTM process include: failure to continue optimization and development of the process manufacturing steps from the current scale while maintaining the same or greater output of the selected cannabinoid; equipment and techniques may not be able to be scaled up using existing commercial processing equipment; supply of the key starting materials for the process may not be secured to ensure stability and security of commercial supply; and, failure of the large scale process to consistently produce the selected cannabinoid within set specifications and meeting the process parameters and in process controls to enable the manufacturing process to be validated for GMP commercial production of an API, among others. Failing to accomplish these or other criteria for the IntegraSynTM manufacturing process with a CDMO may mean that we are not able to produce certain cannabinoids in a cost-effective manner. This could result in us not being able to successfully commercialize our Product Candidates, if any, that may obtain regulatory approval.

Our existing collaboration agreements and any that we may enter into in the future may not be successful.

We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research and development strategies. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, companies that conflict in interests with and pose a competitive threat to us. Moreover, to the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements if we choose to enter into such arrangements and our selected partners may be given, and may exercise, a right to terminate their agreement with us without cause. Our Collaborative Research Agreement with the University of British Columbia may be terminated by either party upon 30 calendar days written notice. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

For all of the aforesaid reasons and others set forth in this Quarterly Report, an investment in our common shares and any other securities that we may offer from time to time involves a certain degree of risk. Any person considering an investment in our common shares or any other of our securities should be aware of these and other factors set forth in this registration statement and should consult with his or her legal, tax and financial advisors prior to making an investment in our common shares or any other of our securities that may be offered from time to time. Our common shares and any other securities that we may offer from time to time should only be purchased by persons who can afford to lose all of their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds from Initial Public Offering

We closed our initial public offering on November 16, 2020. The effective date of our registration statement was November 12, 2020, with an assigned file number of 333-239319. After deducting underwriters’ expenses and commissions for the initial public offering, we received net proceeds of approximately $7.3 million. Roth Capital Partners acted as sole book-running manager for the offering and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-manager for the offering. As the initial public offering did not close until after the effective period for this Quarterly Report, we had not spent any proceeds as of September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between InMed Pharmaceuticals Inc. and Roth Capital Partners, LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2020).

3.1	Amended and Restated Articles.

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement o Form S-1/A, filed with the SEC on October 8, 2020).

4.2	Form of Public Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement o Form S-1/A, filed with the SEC on October 8, 2020).

10.1	InMed Pharmaceuticals Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.2

Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.3	Amended and Restated Executive Employment Agreement, dated April 8, 2020, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.4

Employment Agreement, dated March 8, 2018, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.4.1	April 13, 2018 salary adjustment letter to Eric Hsu (incorporated by reference to Exhibit 10.4.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.4.2	September 1, 2018 salary adjustment letter to Eric Hsu (incorporated by reference to Exhibit 10.4.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.4.3	March 4, 2019 salary adjustment letter to Eric Hsu (incorporated by reference to Exhibit 10.4.3 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.4.4	July 3, 2019 salary adjustment letter to Eric Hsu (incorporated by reference to Exhibit 10.4.4 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.5

Amended and Restated Executive Employment Agreement, dated April 8, 2020, between Alexandra Mancini and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.6

Executive Employment Agreement, dated September 20, 2018, between Michael Woudenberg and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.6.1	July 3, 2019 salary adjustment letter to Michael Woudenberg (incorporated by reference to Exhibit 10.6.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.7	Executive Employment Agreement, dated July 9, 2019, between Bruce S. Colwill and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.8

Office Premises Lease, dated January 14, 2019, between InMed Pharmaceuticals Inc. and 815 West Hastings Ltd. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.9

Share Purchase Agreement, dated May 10, 2014, among Meridex Software Corporation, Biogen Sciences Inc. and the Shareholders of Biogen Sciences Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.10	Section 85 Purchase and Sale Agreement, dated as of October 28, 2015, between Dr. Sazzad Hossain and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.11	Assignment of Intellectual Property, dated as of October 28, 2015, between Dr. Sazzad Hossain and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.12	Technology Assignment Agreement, dated as of May 31, 2017, between The University of British Columbia and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.13	Amendment No. 1 to Technology Assignment Agreement, dated as of May 31, 2017, between The University of British Columbia and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.14	Collaborative Research Agreement, dated as of May 31, 2017, between The University of British Columbia and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

10.15	Amended and Restated Collaborative Research Agreement, dated as of August 16, 2018, between The University of British Columbia and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 19, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: December 16, 2020	By:	/s/ Bruce Colwill
Chief Financial Officer