Form 10-Q
period 2020-12-31
InMed Pharmaceuticals Inc.
filed 2021-02-11
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of February 11, 2021, the registrant had 7,000,707 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2020 and 2019

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2020

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at December 31, 2020 and June 30, 2020

Expressed in U.S. Dollars

		December 31,	June 30,
	Note	2020	2020
ASSETS		$	$
Current
Cash and cash equivalents		10,020,853	5,805,809
Short-term investments		45,225	42,384
Accounts receivable		154,846	45,344
Prepaids and other assets		28,464	418,920
Total current assets		10,249,388	6,312,457

Non-Current
Property and equipment, net	3	373,844	403,485
Intangible assets, net	4	1,109,535	1,086,655
Other assets		14,655	-
Total Assets		11,747,422	7,802,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payables and accrued liabilities	5	2,077,325	1,607,303
Current portion of lease obligations	9	76,312	68,965
Total current liabilities		2,153,637	1,676,268

Non-current
Lease obligations	9	238,992	248,011
Derivative warrants liability	6	1,763,980	-
Total Liabilities		4,156,609	1,924,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
7,000,707 (June 30, 2020 - 5,220,707) issued and outstanding	7	58,008,112	53,065,240
Additional paid-in capital	7, 8	17,946,374	17,764,333
Accumulated deficit		(68,492,242)	(64,649,381)
Accumulated other comprehensive income (loss)		128,569	(301,874)
Total Shareholders’ Equity		7,590,813	5,878,318
Total Liabilities and Shareholders’ Equity		11,747,422	7,802,597

Commitments and Contingencies (Note 12)

Subsequent Event (Note 14)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three and six months ended December 31, 2020 and 2019

Expressed in U.S. Dollars

		Three Months Ended		Six Months Ended
		December 31		December 31
	Note	2020	2019	2020	2019
		$	$	$	$
Operating Expenses
Research and development and patents		937,948	1,606,831	1,849,104	3,568,743
General and administrative	3	959,554	871,745	1,584,342	1,759,256
Amortization and depreciation	3, 4	36,816	28,232	64,797	58,459
Total operating expenses		1,934,318	2,506,808	3,498,243	5,386,458

Other Income (Loss)
Interest income		3,050	40,495	7,395	98,901
Finance expense		(360,350)	-	(360,350)	-
Unrealized gain on derivative warrants liability	6	242,628	-	242,628	-
Foreign exchange loss		(194,792)	(27,182)	(234,291)	(11,250)
Net loss for the period		(2,243,782)	(2,493,495)	(3,842,861)	(5,298,807)

Other Comprehensive Loss
Foreign currency translation gain		301,043	350,154	430,443	31,676
Total comprehensive loss for the period		(1,942,739)	(2,143,341)	(3,412,418)	(5,267,131)

Net loss per share for the year
Basic and diluted	10	(0.37)	(0.48)	(0.68)	(1.01)
Weighted average outstanding common shares
Basic and diluted	10	6,091,359	5,220,707	5,656,033	5,220,707

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and six months ended December 31, 2020 and 2019

Expressed in U.S. Dollars

						Accumulated Other Comprehensive
						Income
				Additional		(Loss) -
				Paid-in	Accumulated	Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2019		5,220,707	53,065,240	16,769,932	(55,710,232)	117,964	14,242,904
Activity for the three months to September 30, 2019
Loss and comprehensive loss for the period		-	-	-	(2,805,313)	(318,478)	(3,123,791)
Share-based compensation	8	-	-	350,482	-	-	350,482
Balance September 30, 2019		5,220,707	53,065,240	17,120,414	(58,515,545)	(200,514)	11,469,595
Activity for the three months to December 31, 2019
Loss and comprehensive income for the period		-	-	-	(2,493,494)	350,154	(2,143,340)
Share-based compensation	8	-	-	283,953	-	-	283,953
Activity for the six months to December 31, 2019		-	-	634,435	(5,298,807)	31,676	(4,632,696)
Balance December 31, 2019		5,220,707	53,065,240	17,404,367	(61,009,039)	149,640	9,610,208

						Accumulated Other Comprehensive
						Income
				Additional		(Loss) -
				Paid-in	Accumulated	Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Activity for the three months to September 30, 2020
Loss and comprehensive income for the period		-	-	-	(1,599,079)	129,400	(1,469,679)
Share-based compensation	8	-	-	85,407	-	-	85,407
Balance September 30, 2020		5,220,707	53,065,240	17,849,740	(66,248,460)	(172,474)	4,494,046
Activity for the three months to December 31, 2020
Public offering	7	1,780,000	6,052,000	-	-	-	6,052,000
Share issuance costs	7	-	(1,109,128)	-	-	-	(1,109,128)
Loss and comprehensive income for the period		-	-	-	(2,243,782)	301,043	(1,942,739)
Share-based compensation	8	-	-	96,634	-	-	96,634
Activity for the six months to December 31, 2020		1,780,000	4,942,872	182,041	(3,842,861)	430,443	1,712,495
Balance December 31, 2020		7,000,707	58,008,112	17,946,374	(68,492,242)	128,569	7,590,813

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended December 31, 2020 and 2019

Expressed in U.S. Dollars

	Note	2020	2019
Cash provided by (used in):		$	$
Operating Activities
Net loss for the period		(3,842,861)	(5,298,807)
Items not requiring cash:
Amortization and depreciation	3, 4	64,797	58,459
Share-based compensation	8	182,041	634,435
Non-cash lease expense		61,065	35,506
Loss on disposal of assets		-	810
Received interest income on short-term investments		137	80,988
Unrealized gain on derivative warrants liability	6	(242,628)	-
Payments on lease obligations		(41,057)	(24,586)
Finance expense		360,350	-
Changes in non-cash working capital:			-
Prepaids and other assets		105,126	57,921
Other non-current assets		(14,161)	-
Accounts receivable		(102,729)	-
Accounts payable and accrued liabilities		296,971	269
Total cash used in operating activities		(3,172,949)	(4,455,005)

Investing Activities
Maturity of short-term investments		-	3,859,096
Purchase of short-term investments		-	(26,445)
Proceeds on disposal of property and equipment		-	550
Purchase of property and equipment		-	(34,701)
Total cash provided by investing activities		-	3,798,500

Financing Activities
Shares issued for cash	7	8,010,000	-
Share issuance costs		(1,116,967)	-
Total cash provided by financing activities		6,893,033	-
Effects of foreign exchange on cash and cash equivalents		494,960	18,037
Increase (decrease) in cash during the period		4,215,044	(638,468)
Cash and cash equivalents beginning of the period		5,805,809	9,837,213
Cash and cash equivalents end of the period		10,020,853	9,198,745

See note 11 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage pharmaceutical company specializing in the research and development of novel, cannabinoid-based therapies and a system for the manufacturing of pharmaceutical-grade cannabinoids.

The Company’s shares are listed on the on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”) and on the Toronto Stock Exchange (“TSX”) under the trading symbol “IN”. InMed’s corporate office and principal place of business is located at #310 – 815 West Hastings Street, Vancouver, B.C., Canada, V6C 1B4.

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

Through December 31, 2020, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.8 million and $5.3 million for the six months ended December 31, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $68.5 million as of December 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $10.0 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

(d)	Derivative financial instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity are classified as liabilities with attributable transaction costs recognized in the condensed consolidation interim statement of operations and comprehensive loss. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(e)	New Standards Applicable in the Reporting Period

i)	Credit losses

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2020	June 30, 2020
	$	$

Right-of-Use Asset (lease)	446,780	417,405
Equipment	67,276	62,853
Leasehold Improvements	42,986	40,160
Property and equipment	557,042	520,418
Less: accumulated depreciation	(183,198)	(116,933)
Property and equipment, net	373,844	403,485

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

3.	PROPERTY AND EQUIPMENT, NET (cont’d)

Depreciation expense on property, equipment and leasehold improvements for the three and six months ended December 31, 2020 was $6,528 and $12,912 (2019 - $27,795 and $41,755, respectively). Depreciation expense related to the Right-of-Use Asset for the three and six months ended December 31, 2020 of $21,828 and $43,179 (2019 - $21,545 and $28,725) and was recorded in general and administrative expenses.

4.	INTANGIBLE ASSETS, NET

Intangible assets consist of:

	December 31, 2020	June 30, 2020
	$	$

Intellectual property	1,736,420	1,622,255
Less: accumulated amortization	(626,885)	(535,600)
Intangible assets, net	1,109,535	1,086,655

The acquired intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. As at December 31, 2020, the acquired intellectual property has an estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the three and six months ended December 31, 2020 was $30,288 and $51,885 (2019- $21,983 and $45,429). Based upon the intangible assets held as at December 31, 2020, the Company expects amortization expense to be incurred over the next five years as follows:

$

2021	96,468
2022	96,468
2023	96,468
2024	96,468
2025	96,468
482,340

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2020	June 30, 2020
	$	$

Trade payables	930,393	706,516
Accrued research and development expenses	229,431	193,119
Employee compensation, benefits and related accruals	552,660	536,231
Accrued general and administrative expenses	364,841	171,437
Accounts payable and accrued liabilities	2,077,325	1,607,303

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

6.	DERIVATIVE WARRANTS LIABILITY

The warrants issued as part of the November 16, 2020 public offering of common shares and common share purchase warrants (see Note 7), in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, are derivative warrant liabilities given the currency of the exercise price is different from the Company’s functional currency.

At inception, the derivative is measured, using the Black-Scholes pricing model, at fair value with subsequent changes in fair value recognized in unrealized gain or loss on derivative warrants liability. The reconciliation of changes in fair value for the three and six month periods ended December 31, 2020 is presented in the following table:

December 31, 2020
Derivative warrants liability, beginning of period	-
Fair value of warrants issued	1,958,000
Unrealized gain included in net loss	(242,628)
Translation effect	48,608
Derivative warrants liability, end of period	1,763,980

7.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at December 31, 2020, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at December 31, 2020 and June 30, 2020.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the six months ended December 31, 2020, the Company completed the following:

Transaction Description	Number	Issue Price	Total
Public offering	1,780,000	$4.50	$8,010,000
Allocated to Derivative Warrants Liability			(1,958,000)
			6,052,000
Share issuance costs	-	$-	$(1,109,128)

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares (cont’d)

On November 16, 2020, the Company closed a public offering of its common shares and issued an aggregate of 1,780,000 common shares, together with accompanying warrants, for gross proceeds of $8,010,000. Each common share was sold in the offering with one warrant to purchase one common share. Transaction costs were allocated proportionally between the common shares and the derivative warrants liability (see Note 6) with $1,109,128 allocated to common shares and charged to shareholders’ equity and the balance of $360,350 allocated to the warrants and charged to operations.

c)	Share Purchase Warrants

A total of 910,297 share purchase warrants issued in January 2018 and June 2018 expired in July 2019 and June 2020, respectively, and were exercisable in Canadian dollars (United States dollar amounts for exercise price and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2020). Each warrant entitled the holders thereof the right to purchase one common share.

The warrants issued on November 16, 2020 have an exercise price of $5.11 per share, are immediately exercisable upon issuance, and expire six years following the date of issuance (Note 6 and 7(b)).

The following is a summary of changes in share purchase warrants from July 1, 2019 to December 31, 2020:

	Number	Weighted Average Share Price	Weighted Average Share Price	Aggregate Intrinsic Value	Aggregate Intrinsic Value
	#	C$	US$	C$	US$

Balance as at June 30, 2019	910,297	$41.25	$31.52	-	-
Expired	(910,297)	$41.25	$31.52
Balance as at June 30, 2020	-	-	-	-	-
Granted	1,780,000	-	$5.11	-	-
Balance as at December 31, 2020	1,780,000	-	$5.11	-	-

d)	Agents’ Warrants

At June 30, 2019, there were 46,665 outstanding agents’ warrants with a weighted average share price of $27.99 (C$36.63), all of which expired on June 22, 2020. Agents’ warrants were exercisable in Canadian dollars (United States dollar amounts for exercise price and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2020). Each warrant entitled the holders thereof the right to purchase one common share. There are no agents’ warrants outstanding at December 31, 2020 and June 30, 2020.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Board of Directors may, from time to time, in its discretion and in accordance with the requirements of the TSX, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the new stock option plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan.

As at December 31, 2020, there were 504,074 (June 30, 2020 – 455,507) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

Stock options are granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at December 31, 2020). The following is a summary of changes in outstanding options from July 1, 2019 to December 31, 2020:

	Number	Weighted Average Exercise Price	Weighted Average Exercise Price
		C$	US$
Balance as at June 30, 2019	599,090	17.64	13.48
Granted	52,728	8.78	6.44
Expired/Forfeited	(63,183)	37.39	27.43
Balance as at June 30, 2020	588,635	14.73	10.81
Granted	339,250	3.85	3.02
Expired/Forfeited	(31,818)	8.19	6.43
Balance as at December 31, 2020	896,067	10.84	8.51

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

8.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	The weighted average fair value at grant date of options granted during the six months ended December 31, 2020 was C$2.52 per option (year ended June 30, 2020 - C$6.08). Assumptions used for options granted during the six months ended December 31, 2020 included a weighted average risk-free interest rate of 0.25% (year ended June 30, 2020 – 1.51%), weighted average expected life of 3.2 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants (year ended June 30, 2020 – 3.3 years), weighted average volatility factor of 106.43% (year ended June 30, 2020 – 110.08%), weighted average dividend yield of 0% (year ended June 30, 2020 – 0%) and a 5% forfeiture rate (year ended June 30, 2020 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions

Total expenses arising from share-based payment transactions recognized during the three and six months ended December 31, 2020 were $96,634 and $182,041 (2019 - $283,953 and $634,435). Unrecognized compensation cost at December 31, 2020 related to unvested options was $737,616 (C$939,133) which will be recognized over a weighted-average vesting period of 1.8 years.

9.	LEASE OBLIGATIONS

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

Lease obligations recognized as at July 1, 2019	$385,057
Discounted using the incremental borrowing rate at July 1, 2019	8%
Estimated annual variable lease payments not included in lease obligations	$59,983

The Company is committed to minimum lease payments as follows:

Maturity Analysis	December 31, 2020
Less than one year	$156,213
One to five years	425,306
More than five years	-
Total undiscounted lease liabilities	$581,519	(1)

(1)	Excludes estimated variable operating costs of $61,656 on an annual basis through to August 31, 2024.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

10.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. As the outstanding stock options and warrants are anti-dilutive, they are excluded from the weighted average number of common shares in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	$	$	$	$
Net loss for the period	(2,243,782)	(2,493,495)	(3,842,861)	(5,298,807)
Basic and diluted loss per share	(0.37)	(0.48)	(0.68)	(1.01)
Weighted average number of common shares - basic and diluted	6,091,359	5,220,707	5,656,033	5,220,707

11.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the six months ended December 31, 2020, the following transaction was excluded from the statement of cash flows:

i) As at December 31, 2020, the Company has unpaid financing costs of $328,845.

During the six months ended December 31, 2019, the following transaction was excluded from the statement of cash flows:

ii) On January 14, 2019, the Company executed a lease for new office premises (see Note 9). The term of this new lease is from July 1, 2019 to August 31, 2024. In accordance with Topic 842 Leases, on commencement of the lease on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057.

12.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at December 31, 2020, the Company is committed for contract research services and materials at a cost of approximately $938,546. A total of $920,158 of these expenditures are expected to occur in the twelve months following December 31, 2020 and the balance of $18,388 in the following twelve-month period.

Pursuant to the terms of a May 31, 2017 Technology Assignment Agreement between the Company and the University of British Columbia (“UBC”), the Company is committed to pay royalties to UBC on certain licensing and royalty revenues received by the Company for biosynthesis of certain drug products that are covered by the agreement. To date, no payments have been required to be made.

Pursuant to the terms of a December 13, 2018 Collaborative Research Agreement with UBC in which the Company owns all right, title and interest in and to any intellectual property, in addition to funding research at UBC, the Company is committed to make a one-time payment upon filing of any PCT patent application arising from the research. To date, no payments have been required to be made.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

12.	COMMITMENTS AND CONTINGENCIES (cont’d)

Pursuant to the terms of a November 1, 2018 Contribution Agreement with National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable.

Short-term investments include guaranteed investment certificates with a face value of $45,162 (June 30, 2020 - $42,193) that are pledged as security for a corporate credit card.

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

In July 2020, in connection with the IPO of our common shares, two inadvertent disclosures of already publically available information were made that may have exceeded the scope permissible under Rule 134 of the Securities Act of 1933, and thus may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either of the two inadvertent disclosures could be determined to not be in compliance for a registered securities offering under Section 5 of the Securities Act of 1933. If either of the two inadvertent disclosures are determined by a court to be a violation by the Company of the Securities Act of 1933, the recipients of the inadvertent disclosures who purchased our common shares in the IPO may have a rescission right, which could require the Company to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. The Company could also incur considerable expense if it were to contest any such claims. Consequently, a contingent liability may arise out of this possible violation of the Securities Act of 1933. The likelihood and magnitude of this contingent liability, if any, is not determinable at this time.

Pursuant to a technology licensing agreement, the Company is committed to issue, subject to regulatory approval, 5,000 common shares to the licensee. In addition, under the licensing agreement, the Company is committed to issue up to 17,500 warrants to purchase 17,500 common shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five day VWAP of the common shares prior to each milestone achievement and the warrants will be exercisable for a period of three years for issuance date.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities and derivative warrants liability.

The fair values of short-term investments, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Cash and cash equivalents are measured at fair value using Level 1 inputs. The Company measured its derivative warrant liabilities at fair value on a recurring basis using level 3 inputs. The fair value of derivative warrant liabilities is determined using the Black-Scholes valuation model. The following assumptions were used to value the derivative warrant liabilities issued November 16, 2020; exercise price: $5.11; expected risk free interest rate: 0.45%; expected annual volatility; 46.32% expected life in years: 6.0; and expected annual dividend yield: $Nil. Subsequently, the following assumptions were used to value the derivative warrant liabilities at December 31, 2020; exercise price: $5.11; expected risk free interest rate: 0.45%; expected annual volatility: 45.32%; expected life in years: 5.9; and expected annual dividend yield: $Nil.

The following table summarizes the classification and carrying values of the Company’s financial instruments at December 31, 2020 and June 30, 2020:

December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	10,020,853	-	-	10,020,853
Short-term investments	-	45,225	-	45,225
Accounts receivable	-	154,846	-	154,846
Total financial assets	10,020,853	200,071		10,220,924
Financial liabilities
Accounts payable and accrued liabilities		2,077,325	-	2,077,325
Derivative warrants liability	-	-	1,763,980	1,763,980
Total financial liabilities	-	2,077,325	1,763,980	3,841,305

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

June 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	5,805,809	-	-	5,805,809
Short-term investments	-	42,384	-	42,384
Accounts receivable	-	45,344	-	45,344
Total financial assets	5,805,809	87,728	-	5,893,537
Financial liabilities
Accounts payable and accrued liabilities	-	1,607,303	-	1,607,303
Total financial liabilities	-	1,607,303	-	1,607,303

a)	Market Risk:

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

As at December 31, 2020, the Company has a net excess of U.S. dollar denominated cash and cash equivalents in excess of U.S. dollar denominated accounts payable and accrued liabilities of US$6,022,540 which is equivalent to C$7,667,898 at the December 31, 2020 exchange rate. The U.S. dollar financial assets generally result from holding U.S. dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in U.S. dollars. The U.S. dollar financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

Each change of 1% in the U.S. dollar in relation to the Canadian dollar results in a gain or loss, with a corresponding effect on cash flows, of $60,225 based on the December 31, 2020 net U.S. dollar assets (liabilities) position. During the six months ended December 31, 2020, the Company recorded foreign exchange loss of $271,241 (December 31, 2019 – loss of $11,250) related to US dollars.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Foreign Currency Risk (cont’d):

As at December 31, 2020, the Company has a net excess of Euros denominated accounts payable and accrued liabilities in excess of Euros denominated cash and cash equivalents of €76,911 which is equivalent to US$94,284 at the December 31, 2020 exchange rate. The Euros financial assets generally result from holding Euro denominated account holdings to settle anticipated near-term accounts payable and accrued liabilities denominated in Euros. The Euros financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

Each change of 1% in the Euro in relation to the Canadian dollar results in a gain or loss, with a corresponding effect on cash flows, of $943 based on the December 31, 2020 net Euro assets (liabilities) position. During the six months ended December 31, 2020, the Company recorded a foreign exchange gain of $36,950 (December 31, 2019 – gain of $Nil) related to Euros.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at December 31, 2020, holdings of cash and cash equivalents of $3,043,954 (June 30, 2020 - $4,307,407) are subject to floating interest rates. The balance of the Company’s cash holdings of $6,976,899 (June 30, 2020 - $1,498,402) are non-interest bearing.

As at December 31, 2020, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $45,162 (June 30, 2020 - $42,193).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

The Company, as at December 31, 2020, does not have any borrowings. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents and short-term investments held with chartered Canadian financial institutions. The Company considers this risk to be immaterial.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

c)	Liquidity Risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at December 31, 2020, the Company has cash and cash equivalents and short-term investments of $10,066,078 (June 30, 2020 - $5,848,193), current liabilities of $2,153,637 (June 30, 2020 - $1,676,268 ) and a working capital surplus of $8,095,751 (June 30, 2020 - $4,636,189).

14.	SUBSEQUENT EVENT

On February 5, 2021, the Company announced that it has entered into definitive agreements with certain institutional investors to raise aggregate gross proceeds of approximately $4.5 million at a price of $4.25 per unit in a private placement of its equity securities. Each unit consists of one common share and 0.66 of a warrant to purchase one common share. Each whole warrant has an exercise price of $4.85 per share, is exercisable six months following issuance and has a term of five and one half years following issuance. After the placement agent fees and estimated offering expenses payable by the Company, the Company expects to receive net proceeds of approximately $4.0 million. The offering is expected to close on or about February 12, 2021, subject to customary closing conditions and TSX and Nasdaq approval.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this report and in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020, as amended, and effective as of November 12, 2020 (the “Registration Statement”) and in our Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on December 17, 2020. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended December 31, 2020, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our Registration Statement and the audited consolidated financial statements included in our Registration Statement.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

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

We are developing an integrated cannabinoid manufacturing system for pharmaceutical-grade cannabinoids, called IntegraSyn™, as well as multiple cannabinoid-based medications that target diseases with high unmet medical needs (collectively, “Product Candidates”). Our active pharmaceutical ingredients, or “APIs”, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no direct contact with the actual Cannabis plant at any point in our research and development activities. We do not grow nor utilize Cannabis nor its extracts in any of our products; our products are applied topically (not inhaled nor ingested); and, we do not utilize tetrahydrocannabinol, or “THC”, nor cannabidiol, or “CBD”, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our products. The API under development for our initial two product candidates, INM-755 for Epidermolysis Bullosa, or “EB”, and INM-088 for glaucoma, is a rare cannabinoid named cannabinol, or “CBN”. While the development of a cannabinoid manufacturing technology is one element of our business plan, the success of our current and potential clinical development programs is not contingent upon the success of our manufacturing technology, as we currently have identified multiple third-party sources of our target cannabinoid, CBN, at pharmaceutical grade. Should we elect to rely on internally produced API for either our clinical trials or, in the event of any regulatory approval of our drug products, for any commercialized products, we will need to scale up our cannabinoid manufacturing system. There is no guarantee that we will be successful in scaling up our manufacturing process for cannabinoids, successfully complete any required bridging studies from external to internal API or be able to successfully transfer our manufacturing process to a contract development and manufacturing organization, or “CDMO”. Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases.

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or our integrated, biosynthesis-based manufacturing technology. Our net comprehensive loss was $3.4 million and $5.3 million for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $68.5 million, which includes all losses since our inception in 1981. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our IntegraSyn™ manufacturing approach;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional indications;

●	pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	acquire or in-license products externally developed product(s) and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	hire additional clinical, quality control and scientific personnel; and

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

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations, or “CROs”, CDMOs and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and
●	legal and patent office fees related to patent and intellectual property matters.

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as preclinical studies and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

Derivative financial instruments

We generally do not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity are classified as liabilities with attributable transaction costs recognized in the Statement of Operations. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

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

Results of Operations

Comparison of the three months ended December 31, 2020 and 2019

	Three Months Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$938	$1,607	$(669)	(42)%
General and administrative	959	872	87	10%
Amortization and depreciation	37	28	9	32%
Total operating expenses	1,934	2,507	(573)	(23)%
Interest (expense) income	3	40	(37)	(93)%
Finance expense	(360)	-	(360)	nm
Unrealized gain on derivative warrants liability	243	-	243	nm
Foreign exchange loss	(195)	(27)	(168)	622%
Net loss	$(2,243)	$(2,494)	$(251)	(10)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.7 million, or 42%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The reduction in research and development and patents expenses was primarily due to decreased spending on the integrated cannabinoid manufacturing program and the INM-755 program, which completed its Phase 1 studies at the end of the period. In addition, purchases of the active pharmaceutical ingredients used in INM-755 clinical trials decreased.

General and administrative expenses

General and administrative expenses increased by $0.1 million, or 10%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase results from a combination of changes including higher insurance premiums resulting from our listing on the Nasdaq Capital Market (“Nasdaq”), offset by lower share-based payments, lower legal costs associated with negotiating research and development contracts and other matters in the current period and certain current year legal costs being expensed as finance expense or capitalized to equity, and lower salary and benefits.

Finance expense

Finance expense is $0.4 million for the three months ended December 31, 2020 compared to $Nil for the three months ended December 31, 2019. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $0.2 million for the three months ended December 31, 2020, compared to $Nil for the three months ended December 31, 2019, is the change in fair value of derivative warrants liability during the period.

Foreign exchange loss

Foreign exchange loss increased by $0.2 million, or 622%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the six months ended December 31, 2020 and 2019

	Six Months Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,849	$3,569	$(1,720)	(48)%
General and administrative	1,584	1,759	(175)	(10)%
Amortization and depreciation	65	58	7	12%
Total operating expenses	3,498	5,386	(1,888)	(35)%
Interest (expense) income	7	99	(92)	(93)%
Finance expense	(360)	-	(360)	nm
Unrealized gain on derivative warrants liability	243	-	243	nm
Foreign exchange loss	(234)	(11)	(223)	2027%
Net loss	$(3,842)	$(5,298)	$(1,456)	(27)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $1.7 million, or 48%, for the six months ended December 31, 2020 compared to the six months ended December31, 2019. The reduction in research and development and patents expenses was primarily due to decreased spending on the integrated cannabinoid manufacturing program and the INM-755 program. In addition, share-based payments were lower and purchases of the active pharmaceutical ingredients used in INM-755 clinical trials decreased.

General and administrative expenses

General and administrative expenses decreased by $0.2 million, or 10%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease results from a combination of changes including lower share-based payments and lower legal costs associated with negotiating research and development contracts and other matters in the current period and certain current year legal costs being expensed as finance expense or capitalized to equity, offset by substantially higher insurance fees. In addition, a decrease in personnel resulted in lower salaries and benefits.

Finance expense

Finance expense is $0.4 million for the six months ended December 31, 2020, compared to $Nil for the six months ended December 31, 2019. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $0.2 million for the six months ended December 31, 2020, compared to $Nil for the six months ended December 31, 2019, is the change in fair value of derivative warrants liability during the end of the period.

Foreign exchange loss

Foreign exchange loss increased by $0.2 million, or 2027%, for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

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

As of December 31, 2020, we had cash and cash equivalents of $10.0 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net cash used in operating activities	$(3,173)	$(4,455)
Net cash provided by investing activities	-	3,799
Net cash provided by financing activities	6,893	-
Effects of foreign exchange on cash and cash equivalents	495	18
Net increase (decrease) in cash and cash equivalents	$4,215	$(638)

Operating Activities

During the six months ended December 31, 2020, we used cash in operating activities of $3.2 million, primarily resulting from our net loss of $3.8 million, partially offset primarily by non-cash share-based compensation expenses, financing expenses allocated to warrants, changes in the valuation of the derivative warrants liability and changes in non-cash working capital.

Investing Activities

During the six months ended December 31, 2020, we had no cash provided by or used in investing activities.

During the six months ended December 31, 2019, investing activities provided $3.8 million, consisting primarily of the net disposition of short-term investments to fund our operating activities.

Financing Activities

During the six months ended December 31, 2020, cash provided by financing activities of $6.9 million consisted of $8.0 million of gross proceeds from a public offering of our common shares offset by transaction costs of $1.1 million.

During the six months ended December 31, 2019, we had no cash provided by or used in financing activities.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

Through December 31, 2020, we have funded our operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.8 million and $5.3 million for the six months ended December 31, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $68.5 million as of December 31, 2020. We expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $10.0 million as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, we have concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

On February 5, 2021, we announced that we had entered into definitive agreements with certain institutional investors to raise aggregate gross proceeds of approximately $4.5 million at a price of $4.25 per unit in a private placement of its equity securities. Each unit consists of one common share and 0.66 of a warrant to purchase one common share. Each whole warrant has an exercise price of $4.85 per share, is exercisable six months following issuance and has a term of five and one half years following issuance. After the placement agent fees and our estimated offering expenses, we expect to receive net proceeds of approximately $4.0 million. The offering is expected to close on or about February 12, 2021, subject to customary closing conditions and the Toronto Stock Exchange (“TSX”) and Nasdaq approval.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing stockholders.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our planned Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our IntegraSyn™ manufacturing approach;

●	the number of and development requirements for other Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our Product Candidates and the terms of such arrangements;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our Product Candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2020 as included in our Registration Statement. In addition, Note 2 to our unaudited condensed consolidated interim financials statements as of and for the three and six months ended December 31, 2020 include a new accounting policy for derivative warrants liability. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Share-based payments and derivative financial instruments:

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

Derivative financial instruments, which consist of warrants issued in conjunction with our November 2020 public offering of our common shares, are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. We re-value the derivative warrants liability each reporting period using the Black-Scholes option pricing model which, similar to equity share awards, considers the factors listed above with the related assumptions and judgements. Changes in these assumptions affect the fair value estimates. If we had made different judgments and assumptions than those used, the amount of our derivative warrants liability and resulting charges to operations, net loss and net loss per common shares amounts could have been materially different.

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

Through December 31, 2020, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $3.8 million and $5.3 million for the six months ended December 31, 2020 and 2019, respectively. In addition, we have an accumulated deficit of $68.5 million as of December 31, 2020. We expect to continue to generate operating losses for the foreseeable future.

We expect our cash and cash equivalents of $10.0 million as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. Our future viability beyond that point is dependent on our ability to raise additional capital to finance its operations. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements, included elsewhere in this report, were issued.

On February 5, 2021, we announced that we had entered into definitive agreements with certain institutional investors to raise aggregate gross proceeds of approximately $4.5 million at a price of $4.25 per unit in a private placement of its equity securities. Each unit consists of one common share and 0.66 of a warrant to purchase one common share. Each whole warrant has an exercise price of $4.85 per share, is exercisable six months following issuance and has a term of five and one half years following issuance. After the placement agent fees and our estimated offering expenses, we expects to receive net proceeds of approximately $4.0 million. The offering is expected to close on or about February 12, 2021, subject to customary closing conditions and TSX and Nasdaq approval.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of December 31, 2020, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal control over financial reporting resulting from a lack of resources in our finance function, in internal control over financial reporting that was disclosed in our Registration Statement.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in this report and in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2020, as amended, and effective as of November 12, 2020 (the “Registration Statement”) and in our Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on December 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

4.1	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on February 5, 2021)

10.1	Placement Agency Agreement, dated February 5, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 5, 2021)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 5, 2021)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on February 5, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 11, 2021	By:	/s/ Bruce Colwill
Chief Financial Officer and Chief Accounting Officer