Form 10-Q
period 2021-03-31
InMed Pharmaceuticals Inc.
filed 2021-05-13
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 13, 2021, the registrant had 8,050,707 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2021 and 2020

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2021

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at March 31, 2021 and June 30, 2020

Expressed in U.S. Dollars

		March 31,	June 30,
	Note	2021	2020
		$	$
ASSETS
Current
Cash and cash equivalents		9,454,113	5,805,809
Short-term investments		45,765	42,384
Accounts receivable		70,300	45,344
Prepaids and other assets		1,326,526	418,920
Total current assets		10,896,704	6,312,457

Non-Current
Property and equipment, net	3	347,892	403,485
Intangible assets, net	4	1,085,748	1,086,655
Other assets		14,655	-
Total Assets		12,344,999	7,802,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payables and accrued liabilities	5	1,635,477	1,607,303
Current portion of lease obligations	9	78,818	68,965
Total current liabilities		1,714,295	1,676,268

Non-current
Lease obligations	9	216,234	248,011
Total Liabilities		1,930,529	1,924,279

Shareholders' Equity
Common shares, no par value, unlimited authorized shares: 8,050,707 (June 30, 2020 - 5,220,707) issued and outstanding	7	60,587,417	53,065,240
Additional paid-in capital	7, 8	21,292,201	17,764,333
Accumulated deficit		(71,593,717)	(64,649,381)
Accumulated other comprehensive income (loss)		128,569	(301,874)
Total Shareholders' Equity		10,414,470	5,878,318
Total Liabilities and Shareholders' Equity		12,344,999	7,802,597

Commitments and Contingencies (Note 12)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Expressed in U.S. Dollars

		Three Months Ended March 31		Nine Months Ended March 31
	Note	2021	2020	2021	2020
		$	$	$	$
Operating Expenses
Research and development and patents		1,772,593	1,274,913	3,621,697	4,843,656
General and administrative		1,333,725	902,289	2,918,067	2,661,545
Amortization and depreciation	3, 4	27,421	27,113	92,218	85,572
Total operating expenses		3,133,739	2,204,315	6,631,982	7,590,773

Other Income (Loss)
Interest income		3,797	26,330	11,192	125,231
Finance expense		-	-	(360,350)	-
Unrealized gain on derivative warrants liability	6	-	-	242,628	-
Foreign exchange gain (loss)		28,467	153,927	(205,824)	142,677
Net loss for the period		(3,101,475)	(2,024,058)	(6,944,336)	(7,322,865)

Other Comprehensive Loss
Foreign currency translation (loss) gain		-	(717,510)	430,443	(685,834)
Total comprehensive loss for the period		(3,101,475)	(2,741,568)	(6,513,893)	(8,008,699)

Net loss per share for the year
Basic and diluted	10	(0.41)	(0.39)	(1.11)	(1.40)
Weighted average outstanding common shares
Basic and diluted	10	7,549,040	5,220,707	6,277,824	5,220,707

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Expressed in U.S. Dollars

						Accumulated
						Other
						Comprehensive
				Additional Paid-in	Accumulated	Income (Loss) - Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2019		5,220,707	53,065,240	16,769,932	(55,710,232)	117,964	14,242,904
Activity for the six months to December 31, 2019
Loss and comprehensive income for the period		-	-	-	(5,298,807)	31,676	(5,267,131)
Share-based compensation	8	-	-	634,435	-	-	634,435
Balance December 31, 2019		5,220,707	53,065,240	17,404,367	(61,009,039)	149,640	9,610,208
Activity for the three months to March 31, 2020
Loss and comprehensive loss for the period		-	-	-	(2,024,058)	(717,510)	(2,741,568)
Share-based compensation	8	-	-	203,869	-	-	203,869
Activity for the nine months to March 31, 2020		-	-	838,304	(7,322,865)	(685,834)	(7,170,395)
Balance March 31, 2020		5,220,707	53,065,240	17,608,236	(63,033,097)	(567,870)	7,072,509

						Accumulated
						Other
						Comprehensive
				Additional Paid-in	Accumulated	Income (Loss) - Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Activity for the six months to December 31, 2020
Public offering	7	1,780,000	6,052,000	-	-	-	6,052,000
Share issuance costs	7	-	(1,109,128)	-	-	-	(1,109,128)
Loss and comprehensive income for the period		-	-	-	(3,842,861)	430,443	(3,412,418)
Share-based compensation	8	-	-	182,041	-	-	182,041
Balance December 31, 2020		7,000,707	58,008,112	17,946,374	(68,492,242)	128,569	7,590,813
Activity for the three months to March 31, 2021
Private placement	7	1,050,000	2,917,157	1,545,343	-	-	4,462,500
Reclassification of warrants	6, 7	-	-	1,763,980	-	-	1,763,980
Share issuance costs		-	(337,852)	(170,798)	-	-	(508,650)
Loss for the period		-	-	-	(3,101,475)	-	(3,101,475)
Share-based compensation	8	-	-	207,302	-	-	207,302
Activity for the nine months to March 31, 2021		2,830,000	7,522,177	3,527,868	(6,944,336)	430,443	4,536,152
Balance March 31, 2021		8,050,707	60,587,417	21,292,201	(71,593,717)	128,569	10,414,470

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended March 31, 2021 and 2020

Expressed in U.S. Dollars

	Note	2021	2020
Cash provided by (used in):		$	$

Operating Activities
Net loss for the period		(6,944,336)	(7,322,865)
Items not requiring cash:
Amortization and depreciation	3, 4	92,218	85,572
Share-based compensation	8	389,343	838,304
Non-cash lease expense		88,620	63,130
Loss on disposal of assets		-	2,331
Received interest income on short-term investments		159	80,819
Unrealized gain on derivative warrants liability	6	(242,628)	-
Unrealized gain on foreign exchange		(571)	-
Payments on lease obligations		(66,537)	(48,865)
Finance expense		360,350	-
Changes in non-cash working capital:			-
Prepaids and other assets		(1,192,936)	72,428
Other non-current assets		(14,161)	-
Accounts receivable		(18,183)	29,704
Accounts payable and accrued liabilities		(235,892)	223,369
Total cash used in operating activities		(7,784,554)	(5,976,073)

Investing Activities
Maturity of short-term investments		-	3,876,269
Purchase of short-term investments		-	(43,619)
Proceeds on disposal of property and equipment		-	546
Purchase of property and equipment		-	(43,496)
Total cash provided by investing activities		-	3,789,700

Financing Activities
Shares issued for cash	7	12,472,500	-
Share issuance costs		(1,534,602)	-
Total cash provided by financing activities		10,937,898	-
Effects of foreign exchange on cash and cash equivalents		494,960	(682,210)
Increase (decrease) in cash during the period		3,648,304	(2,868,583)
Cash and cash equivalents beginning of the period		5,805,809	9,837,213
Cash and cash equivalents end of the period		9,454,113	6,968,630

See note 11 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

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

The Company’s shares are listed on the on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”). InMed’s corporate office and principal place of business is located at #310 – 815 West Hastings Street, Vancouver, B.C., Canada, V6C 1B4.

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

Through March 31, 2021, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $6.9 million and $7.3 million for the nine months ended March 31, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $71.6 million as of March 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $9.5 million as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

Prior to January 1, 2021, the Company’s functional currency was the Canadian dollar and its presentation currency was the U.S. dollar. During the quarter, the Company reassessed its functional currency and determined that its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of the changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2021 and prior year financial statements have not been restated for the change in functional currency. As a result of the functional currency change, the Company reclassified the value of the derivative warrants liability to additional paid-in capital (see Note 6).

For periods prior to January 1, 2021, the effects of exchange rate fluctuations on translating foreign currency monetary assets and liabilities into Canadian dollars were included in the statement of operations and comprehensive loss as foreign exchange gain/loss. Revenue and expense transactions were translated into the U.S. dollar reporting currency at the average exchange rate during the period, and assets and liabilities were translated at end of period exchange rates, except for equity transactions, which were translated at historical exchange rates. Translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

For periods commencing January 1, 2021, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after January 1, 2021 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gain (loss).

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

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(b)	Use of Estimates (cont’d)

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and our business are not known at this time. Management uses judgment to assess the impact of the pandemic on the Company’s ability to obtain debt and equity financing in the future and impairment in the value of its long-lived assets. The Company determined that there is not a significant impact on its operations during the nine months ended March 31, 2021.

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

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(e)	New Standards Applicable in the Reporting Period (cont’d)

ii)	Fair Value Measurement

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2021	June 30, 2020
	$	$
Right of Use Asset (lease)	446,780	417,405
Equipment	67,277	62,853
Leasehold Improvements	42,986	40,160
Property and equipment	557,043	520,418
Less: accumulated depreciation	(209,151)	(116,933)
Property and equipment, net	347,892	403,485

Depreciation expense on property, equipment and leasehold improvements for the three and nine months ended March 31, 2021 was $3,633 and $16,546 (2020 - $26,870 and $68,695, respectively). Depreciation expense related to the Right-of-Use Asset for the three and nine months ended March 31, 2021 of $22,327 and $65,506 (2020 - $21,148 and $49,924) and was recorded in general and administrative expenses.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

4.	INTANGIBLE ASSETS, NET

Intangible assets consist of:

	March 31, 2021	June 30, 2020
	$	$
Intellectual property	1,736,420	1,622,255
Less: accumulated amortization	(650,672)	(535,600)
Property and equipment, net	1,085,748	1,086,655

The acquired intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. As at March 31, 2021, the acquired intellectual property has an estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the three and nine months ended March 31, 2021 was $23,788 and $75,672 (2020- $21,391 and $66,801). Based upon the intangible assets held as at March 31, 2021, the Company expects amortization expense to be incurred over the next five years as follows:

$

2021	96,467
2022	96,467
2023	96,467
2024	96,467
2025	96,467
482,335

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2021	June 30, 2020
	$	$
Trade payables	795,343	706,516
Accrued research and development expenses	192,063	193,119
Employee compensation, benefits and related accruals	582,502	536,231
Accrued general and administrative expenses	65,569	171,437
Accounts payable and accrued liabilities	1,635,477	1,607,303

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

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

On January 1, 2021, the Company’s functional currency changed from the Canadian dollar to the U.S. dollar. As a result of the change in functional currency, the Company reassessed the treatment of the derivative warrants liability and determined it should be classified as an equity instrument. The Company reclassified the value of the derivative warrants liability at January 1, 2021 to additional paid-in capital.

The reconciliation of changes in fair value for the three- and nine-month periods ended March 31, 2021 is presented in the following table:

Three and Nine Months ended March 31, 2021
$
Derivative warrants liability, July 1, 2020	-
Fair value of warrants issued	1,958,000
Unrealized gain included in net loss	(242,628)
Translation effect	48,608
Derivative warrants liability, December 31, 2020	1,763,980
Reclassification upon change of functional currency	(1,763,980)
Derivative warrants liability, March 31, 2021	-

7.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at March 31, 2021, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at March 31, 2021 and June 30, 2020.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares

During the nine months ended March 31, 2021, the Company completed the following:

Transaction Description	Number	Issue Price	Total
Public offering	1,780,000	$4.50	$8,010,000
Allocated to Derivative Warrants Liability			(1,958,000)
			6,052,000
Share issuance costs	-	$-	$(1,109,128)

Transaction Description	Number	Issue Price	Total
Private placement	1,050,000	$4.25	$4,462,500
Allocated to Additional Paid-in Capital			(1,545,343)
			2,917,157
Share issuance costs	-	$-	$(337,852)

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

On February 12, 2021, the Company closed a private placement of its common shares and issued an aggregate of 1,050,000 common shares, together with accompanying warrants, for gross proceeds of $4,462,500. Each common share was sold in the offering with a warrant to purchase 0.66 of a common share. Transaction costs were allocated proportionally between common shares and additional paid-in capital with $337,852 allocated to common shares and the balance of $170,798 allocated to additional paid-in capital and both charged to shareholders’ equity.

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

On November 16, 2020, 1,780,000 warrants were issued with an exercise price of $5.11 per share, were immediately exercisable upon issuance, and expire 6 years following the date of issuance.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

c)	Share Purchase Warrants (cont’d)

On February 12, 2021, 693,000 warrants were issued with an exercise price of $4.85 per share, are exercisable 6 months following issuance, and expire 5.5 years following the date of issuance.

The following is a summary of changes in share purchase warrants from July 1, 2019 to March 31, 2021:

	Number	Weighted Average Share Price	Weighted Average Share Price	Aggregate Intrinsic Value	Aggregate Intrinsic Value
	#	C$	US$	C$	US$

Balance as at June 30, 2019	910,297	$41.25	$31.52	-	-
Expired	(910,297)	$41.25	$31.52
Balance as at June 30, 2020	-	-	-	-	-
Granted	1,780,000	-	$5.11	-	-
Balance as at December 31, 2020	1,780,000	-	$5.11	-	-
Granted	693,000	-	$4.85	-	-
Balance as at March 31, 2021	2,473,000	-	$5.04	-	-

d)	Agents’ Warrants

There are no agents’ warrants outstanding at March 31, 2021 and June 30, 2020.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Board of Directors may, from time to time, in its discretion and in accordance with the requirements of the TSX, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the new stock option plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan.

As at March 31, 2021, there were 718,620 (June 30, 2020 – 455,507) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

8.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

Stock options are granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at March 31, 2021). The following is a summary of changes in outstanding options from July 1, 2019 to March 31, 2021:

	Number	Weighted Average Exercise Price	Weighted Average Exercise Price
		C$	US$
Balance as at June 30, 2019	599,090	17.64	13.48
Granted	52,728	8.78	6.44
Expired/Forfeited	(63,183)	37.39	27.43
Balance as at June 30, 2020	588,635	14.73	10.81
Granted	339,250	3.85	3.06
Expired/Forfeited	(36,364)	8.20	6.52
Balance as at March 31, 2021	891,521	10.85	8.63

b)	Fair Value of Options Issued During the Period

i)	The weighted average fair value at grant date of options granted during the nine months ended March 31, 2021 was C$2.52 per option (year ended June 30, 2020 - C$6.08). Assumptions used for options granted during the nine months ended March 31, 2021 included a weighted average risk-free interest rate of 0.25% (year ended June 30, 2020 – 1.51%), weighted average expected life of 3.2 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants (year ended June 30, 2020 – 3.3 years), weighted average volatility factor of 106.43% (year ended June 30, 2020 – 110.08%), weighted average dividend yield of 0% (year ended June 30, 2020 – 0%) and a 5% forfeiture rate (year ended June 30, 2020 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions

Total expenses arising from share-based payment transactions recognized during the three and nine months ended March 31, 2021 were $207,302 and $389,343 (2020 - $203,869 and $838,304). Unrecognized compensation cost at March 31, 2021 related to unvested options was $527,122 which will be recognized over a weighted-average vesting period of 1.6 years.

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

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

9.	LEASE OBLIGATIONS (cont’d)

The Company is committed to minimum lease payments as follows:

Maturity Analysis	March 31, 2021
Less than one year	$158,158
One to five years	430,601
More than five years	-
Total undiscounted lease liabilities	$588,759	(1)

(1)	Excludes estimated variable operating costs of $62,423 on an annual basis through to August 31, 2024.

10.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. As the outstanding stock options and warrants are anti-dilutive, they are excluded from the weighted average number of common shares in the table below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	$	$	$	$
Net loss for the period	(3,101,475)	(2,024,058)	(6,944,336)	(7,322,865)
Basic and diluted loss per share	(0.41)	(0.39)	(1.11)	(1.40)
Weighted average number of common shares - basic and diluted	7,549,040	5,220,707	6,277,824	5,220,707

11.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the nine months ended March 31, 2021, the following transaction was excluded from the statement of cash flows:

i)	As at March 31, 2021, the Company has unpaid financing costs of $138,927.

During the nine months ended March 31, 2020, the following transaction was excluded from the statement of cash flows:

ii)	On January 14, 2019, the Company executed a lease for new office premises (see Note 9). The term of this new lease is from July 1, 2019 to August 31, 2024. In accordance with Topic 842 Leases, on commencement of the lease on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

12.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at March 31, 2021, the Company is committed for contract research services and materials at a cost of approximately $4,230,884. A total of $4,208,745 of these expenditures are expected to occur in the twelve months following March 31, 2021 and the balance of $22,139 in the following twelve-month period.

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

Short-term investments include guaranteed investment certificates with a face value of $45,724 (June 30, 2020 - $42,193) that are pledged as security for a corporate credit card.

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

In July 2020, in connection with the IPO of our common shares, two inadvertent disclosures of already publicly available information were made that may have exceeded the scope permissible under Rule 134 of the Securities Act of 1933, and thus may not be entitled to the "safe-harbor" provided by Rule 134. As a result, either of the two inadvertent disclosures could be determined to not be in compliance for a registered securities offering under Section 5 of the Securities Act of 1933. If either of the two inadvertent disclosures are determined by a court to be a violation by the Company of the Securities Act of 1933, the recipients of the inadvertent disclosures who purchased our common shares in the IPO may have a rescission right, which could require the Company to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. The Company could also incur considerable expense if it were to contest any such claims. Consequently, a contingent liability may arise out of this possible violation of the Securities Act of 1933. The likelihood and magnitude of this contingent liability, if any, is not determinable at this time.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

12.	COMMITMENTS AND CONTINGENCIES (cont’d)

Pursuant to a technology licensing agreement, the Company is committed to issue, subject to regulatory approval, up to 17,500 warrants to purchase 17,500 common shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of the common shares prior to each milestone achievement and the warrants will be exercisable for a period of three years for issuance date.

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

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

The following table summarizes the fair values and carrying values of the Company’s financial instruments at March 31, 2021 and June 30, 2020:

March 31, 2021	Level 1	Level 2	Total

Financial assets
Cash and cash equivalents	9,454,113	-	9,454,113
Short-term investments	-	45,765	45,765
Accounts receivable	-	70,300	70,300
Total financial assets	9,454,113	116,065	9,570,178

Financial liabilities
Accounts payable and accrued liabilities	-	1,635,477	1,635,477
Total financial liabilities	-	1,635,477	1,635,477

June 30, 2020	Level 1	Level 2	Total

Financial assets
Cash and cash equivalents	5,805,809	-	5,805,809
Short-term investments	-	42,384	42,384
Accounts receivable	-	45,344	45,344
Total financial assets	5,805,809	87,728	5,893,537

Financial liabilities
Accounts payable and accrued liabilities	-	1,607,303	1,607,303
Total financial liabilities	-	1,607,303	1,607,303

a)	Market Risk:

Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Market prices are comprised of four types of risk: foreign currency risk, interest rate risk, commodity price risk and equity price risk. The Company does not currently have significant commodity price risk or equity price risk.

Foreign Currency Risk:

Foreign currency risk is the risk that the future cash flows or fair value of the Company’s financial instruments that are denominated in a currency that is not the Company’s functional currency (U.S. dollar) will fluctuate due to changes in foreign exchange rates. Portions of the Company’s cash and cash equivalents and accounts payable and accrued liabilities are denominated in Canadian dollars.

Accordingly, the Company is exposed to fluctuations in the Euro and Canadian dollar exchange rates.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Foreign Currency Risk (cont’d):

As at March 31, 2021, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$2,438,694 which is equivalent to US$1,939,249 at the March 31, 2021 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $19,392 based on the March 31, 2021 net Canadian dollar assets (liabilities) position. During the nine months ended March 31, 2021, the Company recorded foreign exchange gain of $30,385 (March 31, 2020 – $Nil) related to Canadian dollars.

As at March 31, 2021, the Company has a net excess of Euros denominated accounts payable and accrued liabilities in excess of Euros denominated cash and cash equivalents of €20,346 which is equivalent to US$23,878 at the March 31, 2021 exchange rate. The Euros financial assets generally result from holding Euro denominated account holdings to settle anticipated near-term accounts payable and accrued liabilities denominated in Euros. The Euros financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

Each change of 1% in the Euro in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $239 based on the March 31, 2021 net Euro assets (liabilities) position. During the nine months ended March 31, 2021, the Company recorded a foreign exchange gain of $35,033 (March 31, 2020 – $1,678) related to Euros.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at March 31, 2021, holdings of cash and cash equivalents of $3,460,601 (June 30, 2020 - $4,307,407) are subject to floating interest rates. The balance of the Company’s cash holdings of $5,993,512 (June 30, 2020 - $1,498,402) are non-interest bearing.

As at March 31, 2021, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $45,724 (June 30, 2020 - $42,193).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

The Company, as at March 31, 2021, does not have any borrowings. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents and short-term investments held with chartered Canadian financial institutions. The Company considers this risk to be immaterial.

INMED PHARMACEUTICALS INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020 (Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

b)	Credit Risk:

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at March 31, 2021, the Company has cash and cash equivalents and short-term investments of $9,499,878 (June 30, 2020 - $5,848,193), current liabilities of $1,714,295 (June 30, 2020 - $1,676,268 ) and a working capital surplus of $9,182,409 (June 30, 2020 - $4,636,189).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this prospectus include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	Bringing strict scientific discipline to the field of cannabinoid medicine to unlock the full potential of this class of drugs;

●	Our ability to register and commercialize products in the United States and other jurisdictions;

●	The future timing of INM-755 and INM-088 studies;

●	Our ability to source cannabinoids from third-party manufacturers;

●	Our ability to successfully develop and scale-up our IntegraSyn™ approach;

●	Our ability to transfer our integrative biosynthesis-based manufacturing approach to a contract development and manufacturing organization, or “CDMO”;

●	Our ability to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases);

●	Our ability to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver;

●	Our ability to continue research on INM-755, our lead drug candidate for the treatment of EB, by completing the ongoing clinical trials and commencing subsequent clinical trials;

●	Our ability to continue preclinical research studies for INM-088, our drug candidate for the treatment of glaucoma, which we expect to be followed by clinical trial-enabling studies and then human clinical trials;

●	Our ability to investigate our Product Candidates for additional indications;

●	Our ability to pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	Our ability to seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	Our ability to scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	Acquiring or in-licensing externally developed product(s) and/or technologies;

●	Maintaining, expanding, enforcing, defending and protecting our intellectual property;

●	Our ability to hire additional clinical, quality control and scientific personnel;

●	Our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company; and

●	Our ability to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this report and in our Registration Statement, dated March 15, 2021, filed with the Securities and Exchange Commission (the “SEC”) (the “Registration Statement”). These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended March 31, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our Registration Statement and the audited consolidated financial statements included in our Registration Statement.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products targeting treatments for diseases with high unmet medical needs as well as developing proprietary manufacturing technologies.

We are developing an integrated biosynthesis-based manufacturing approach, called IntegraSynTM, for synthesizing pharmaceutical-grade cannabinoids, for potential use in product candidates. IntegraSynTM, together with our prescription-based products are referred to as our “Product Candidates.” We are dedicated to delivering new therapeutic alternatives to patients who may benefit from cannabinoid-based pharmaceuticals. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true pharmaceutical drug development discipline and a scientific approach to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as clinically proven, FDA-approved medicines. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our APIs, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our products; our products are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our products. The API under development for our initial two drug candidates, INM-755 for EB and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases.

We believe we are positioned to develop multiple product candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on cannabidiol (“CBD”) and/or tetrahydrocannabinol (“THC”) and are often delivered orally, which has limitations and drawbacks, such as side effects (including the psychoactive effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. THC and CBD can be obtained either from plant extraction or chemically synthesized. We plan to access rare cannabinoids via all non-extraction approaches, including our IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or our integrated, biosynthesis-based manufacturing technology. Our net comprehensive loss was $6.5 million and $8.0 million for the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $71.6 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2021 by approximately $42.8 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our IntegraSyn™ manufacturing approach;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional uses beyond the primary indications;

●	pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	acquire, or in-license, externally developed product(s) and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Product Candidates or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Product Candidates ourselves.

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

We may also, in the future, acquire or in-license externally developed product(s) and/or technologies which may generate revenue or we may enter into license or collaboration agreements for our Product Candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations, or “CROs”, contract development and manufacturing organization, or “CDMOs”, and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,773	$1,275	$498	39%
General and administrative	1,334	902	432	48%
Amortization and depreciation	27	27	-	0%
Total operating expenses	3,134	2,204	930	42%
Interest income	4	26	(22)	(85%)
Foreign exchange gain	29	154	(125)	(81%)
Net loss	$(3,101)	$(2,024)	$(1,077)	(53%)

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.5 million, or 39%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in research and development and patents expenses was primarily due to increased spend on the INM-755 program, including the preparation during this period for the planned commencement of a Phase 2 trial.

General and administrative expenses

General and administrative expenses increased by $0.4 million, or 48%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase results from a combination of changes including higher insurance premiums resulting from our listing on the Nasdaq Capital Market (“Nasdaq”), higher salary and benefits and higher share-based payments, offset by lower legal costs associated with negotiating contracts and other matters in the current period and certain current year legal costs being capitalized to equity.

Foreign exchange gain

Foreign exchange gain decreased by $0.1 million, or 81%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a consequence of holding non-U.S. denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the nine months ended March 31, 2021 and 2020

	Nine Months Ended March 31,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$3,622	$4,844	$(1,222)	(25%)
General and administrative	2,918	2,662	256	10%
Amortization and depreciation	92	86	6	7%
Total operating expenses	6,632	7,592	(960)	(13%)
Interest income	11	125	(114)	(91%)
Finance expense	(360)	-	(360)	nm
Unrealized gain on derivative warrants liability	243	-	243	nm
Foreign exchange (loss) gain	(206)	143	(349)	(244%)
Net loss	$(6,944)	$(7,324)	$380	(5%)

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $1.2 million, or 25%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The reduction in research and development and patents expenses was primarily due to decreased spending on the integrated cannabinoid manufacturing program and the INM-755 program, including decreased purchases of the active pharmaceutical ingredients used in INM-755 clinical trials. In addition, share-based payments were lower for the nine months ended March 31, 2021.

General and administrative expenses

General and administrative expenses increased by $0.3 million, or 10%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase results from a combination of changes including substantially higher insurance fees, offset by lower share-based payments and lower legal costs associated with negotiating contracts and other matters in the current period and certain current year legal costs being capitalized to equity.

Finance expense

Finance expense is $0.4 million for the nine months ended March 31, 2021, compared to $Nil for the nine months ended March 31, 2020. Finance expense is comprised of financing transaction costs, from the November 2020 public offering allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $0.2 million for the nine months ended March 31, 2021, compared to $Nil for the nine months ended March 31, 2020, is the change in fair value of derivative warrants liability during the period.

Foreign exchange loss

Foreign exchange loss increased by $0.3 million, or 244%, for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, as a result of holding non-Canadian denominated assets and liabilities for the six months ended December 31, 2020 and holding non-U.S. denominated assets and liabilities for the three months ended March 31, 2021.

Prior to January 1, 2021, the Company’s functional currency was the Canadian dollar and its presentation currency was the U.S. dollar.  During the quarter, the Company reassessed its functional currency and determined that its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of the changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2021 and prior year financial statements have not been restated for the change in functional currency.

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

As of March 31, 2021, we had cash and cash equivalents of $9.5 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net cash used in operating activities	$(7,785)	$(5,976)
Net cash provided by investing activities	-	3,790
Net cash provided by financing activities	10,938	-
Effects of foreign exchange on cash and cash equivalents	495	(682)
Net increase (decrease) in cash and cash equivalents	$3,648	$(2,868)

Operating Activities

During the nine months ended March 31, 2021, we used cash in operating activities of $7.8 million, primarily resulting from our net loss of $6.9 million combined with $1.5 million used in changes in our non-cash working capital, partially offset primarily by non-cash share-based compensation expenses, financing expenses allocated to warrants, and changes in the valuation of the derivative warrants liability.

During the nine months ended March 31, 2020, we used cash in operating activities of $6.0 million, primarily resulting from our net loss of $7.3 million offset primarily by non-cash share-based compensation expenses.

Investing Activities

During the nine months ended March 31, 2021, we had no cash provided by or used in investing activities.

During the nine months ended March 31, 2020, investing activities provided $3.8 million, consisting primarily of the net disposition of short-term investments to fund our operating activities.

Financing Activities

During the nine months ended March 31, 2021, cash provided by financing activities of $10.9 million consisted of $12.5 million of gross proceeds from a public offering of our common shares offset by transaction costs of $1.5 million.

During the nine months ended March 31, 2020, we had no cash provided by or used in financing activities.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through March 31, 2021, we have funded our operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $6.9 million and $7.3 million for the nine months ended March 31, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $71.6 million as of March 31, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2021 by approximately $42.8 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $9.5 million as of March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, we have concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our IntegraSyn™ manufacturing approach;

●	the number of and development requirements for other Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our Product Candidates and the terms of such arrangements;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our Product Candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2020 as included in our Registration Statement. In addition, Note 2 to our unaudited condensed consolidated interim financials statements as of and for the three and nine months ended March 31, 2021 includes a new accounting policy for derivative warrants liability. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

Research & Development and Patents costs:

Research and development and patents costs is a critical accounting estimate due to the magnitude and nature of the assumptions that are required to calculate third-party accrued and prepaid research and development expenses. Research and development costs are charged to expense as incurred and include, but are not limited to, personnel compensation, including salaries and benefits, services provided by CROs that conduct preclinical and clinical studies, costs of filing and prosecuting patent applications, and lab supplies.

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

Derivative financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. We re-value the derivative warrants liability each reporting period using the Black-Scholes option pricing model which, similar to equity share awards, considers the factors listed above with the related assumptions and judgements. Changes in these assumptions affect the fair value estimates. If we had made different judgments and assumptions than those used, the amount of our derivative warrants liability and resulting charges to operations, net loss and net loss per common shares amounts could have been materially different. We recorded a derivative warrants liability for the warrants issued in conjunction with our November 2020 public offering of our common shares as the warrants were priced in U.S. dollars while our functional currency was the Canadian dollar. On January 1, 2021, our functional currency changed from the Canadian dollar to the U.S. dollar resulting in a reclassification of the derivative warrants liability to additional paid-in capital.

Contingent Liabilities

In July 2020, in connection with the planned public offering of our common shares, two inadvertent disclosures of already publicly available information were made that may have exceeded the scope permissible under Rule 134 of the Securities Act, and thus may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either of the two inadvertent disclosures could be determined to not be in compliance for a registered securities offering under Section 5 of the Securities Act. If either of the two inadvertent disclosures are determined by a court to be a violation by the Company of the Securities Act, the recipients of the inadvertent disclosures who purchased our common shares in the Company’s public offering may have a rescission right, which could require the Company to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the possible violation. The Company could also incur considerable expenses if it were to contest any such claims. Consequently, a contingent liability may arise out of this possible violation of the Securities Act. The likelihood and magnitude of this potential contingent liability, if any, is not determinable at this time.

Going Concern

Through March 31, 2021, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $6.9 million and $7.3 million for the nine months ended March 31, 2021 and 2020, respectively. In addition, we have an accumulated deficit of $71.6 million as of March 31, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2021 by approximately $42.8 million and we expect to continue to generate operating losses for the foreseeable future.

We expect our cash and cash equivalents of $9.5 million as of March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2022. Our future viability beyond that point is dependent on our ability to raise additional capital to finance its operations. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements, included elsewhere in this report, were issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of March 31, 2021, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal control over financial reporting, in internal control over financial reporting, resulting from a lack of resources in our finance function, that was disclosed in our Registration Statement.

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

Remediation

As previously described in our Registration Statement, we began implementing a remediation plan to address the material weakness described above. Remediation measures include adding additional resources in our finance function, changing certain closing reporting processes and utilizing external resources to assist with certain financial reporting matters. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2021. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material active legal actions. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in this report and in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “Registration Statement”) and in our Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on December 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 13, 2021	By:	/s/ Bruce Colwill
Chief Financial Officer and Chief Accounting Officer