Form 10-K
period 2021-06-30
InMed Pharmaceuticals Inc.
filed 2021-09-24
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	82-2726719
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

Suite 310 – 815 W Hastings, Vancouver, B.C., Canada	V6C 1B4
(Address of principal executive office)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	INM	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On September 24, 2021 there were 9,377,034 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	The continued optimization of the cannabinoid manufacturing approach including the high-efficiency enzyme, biofermentation parameters and downstream purification;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates, including an ocular delivery system;

●	Our ability to register and commercialize products in the United States and other jurisdictions;

●	Our ability to successfully build a dedicated cannabinoid manufacturing facility, to access existing manufacturing capacity via leases with third-parties or to transfer our IntegraSynTM process for manufacturing to a contract manufacturing organization with existing infrastructure to produce for us the preclinical, clinical and commercial scale active pharmaceutical ingredient (“API”) supply for our Product Candidates;

●	Our belief that the IntegraSynTM manufacturing approach that we are developing is robust and effective and will result in high yields of cannabinoids;

●	Our belief that the IntegraSynTM manufacturing approach that we are developing will be a significant improvement upon existing manufacturing platforms, such as direct extraction, which needs an agricultural-centric process, including planting, growing, harvesting, and extraction;

●	Our belief that a single-agent formulation, rather than a combination product, will improve the probability of development and regulatory success in Epidermolysis Bullosa (“EB”);

●	Our belief that that INM-755 offers specific advantages and will prove to provide the extensive relief symptomology with the added potential of addressing the underlying disease in EB;

●	The structure of future INM-755 studies;

●	Beginning patient enrollment into a Phase II study in EB in the second half of calendar year 2021;

●	Our ability of the IntegraSynTM approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSynTM approach so that it will be commercial-scale ready after Phase II clinical trials are completed, after which time we may no longer need to source APIs from contract manufacturers;

●	The success of the key next steps in our IntegraSynTM approach, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the IntegraSynTM process to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to optimize IntegraSynTM fermentation conditions and downstream purification processes with third party suppliers;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to monetize our IntegraSynTM manufacturing approach to the broader pharmaceutical industry;

●	Our ability to take an opportunistic approach in the rapidly emerging sector of cannabinoid pharmaceutical development to maximize the return to investors/shareholders;

●	Whether we will complete the acquisition of BayMedica and the terms upon which such transaction may be consummated;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to oversee clinical trials for INM-755 in EB and building the requisite internal commercialization infrastructure to self-market the product to EB clinics;

●	Our ability to find a partnership early in the development process for INM-088 in glaucoma;

●	Our IntegraSynTM-derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	Our ability to scale-up our IntegraSynTM manufacturing approach to Good Manufacturing Practice (“GMP”) batch size;

●	Our ability to explore IntegraSynTM as a process which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of the IntegraSynTM approach;

●	Our ability to potentially earn revenue from our IntegraSynTM approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	Our plans to work closely with regulatory authorities and clinical experts in developing the clinical program for INM-755;

●	Our ability to successfully prosecute patent applications for the treatment of glaucoma;

●	Our ability to complete formulation development and proof-of-concept in vivo studies for INM-088 in preparation for clinical trial enabling pharmacology and toxicology studies expected to begin in 2H21;

●	INM-088 being a once-a-day or twice-a-day eye drop medication that will compete with treatment modalities in the medicines category;

●	The potential of INM-088 to assist in reducing the high rate of non-adherence with current glaucoma therapies;

●	Our belief that with a novel delivery system, the reduction of IOP and/or providing neuroprotection in glaucoma patients by topical (eye drop) application of cannabinoids will hold significant promise as a new therapy;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	Our ability to secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Our ability to expand our insurance coverage to include the commercial sale of approved drug products;

●	Our continuing investment in each of our non-core asset programs;

●	Our ability to find strategic partners to assist with development of non-core asset programs;

●	Our ability to initiate discussions with potential partners;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to execute our business strategy;

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions;

●	The competitive environment in which we and our business units operate; and

●	Our ability to declare dividends.

Any forward-looking statements in this Annual Report on Form 10-K reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “InMed,” the “Company,” “we,” “our,” “us” or similar terms refer to InMed Pharmaceuticals Inc., and our wholly owned subsidiaries.

ITEM 1. BUSINESS

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products targeting treatments for diseases with high unmet medical needs as well as developing proprietary manufacturing technologies.

We are developing an integrated biosynthesis-based manufacturing approach, called IntegraSynTM, for synthesizing pharmaceutical-grade cannabinoids, for potential use in product candidates. We are dedicated to delivering new therapeutic alternatives to patients who may benefit from cannabinoid-based medicines. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true pharmaceutical drug development discipline and a scientific approach to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as clinically proven, FDA-approved medicines. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our APIs, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our products; our products are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our products. The API under development for our initial two drug candidates, INM-755 for EB and INM-088 for glaucoma, is CBN. Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases.

We believe we are positioned to develop multiple product candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the psychoactive effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. THC and CBD can be obtained either from plant extraction or chemically synthesized. We plan to access rare cannabinoids via all non-extraction approaches, including our IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

On June 29, 2021, we announced that we entered into a non-binding Letter of Intent to acquire BayMedica Inc., a private company based in Nevada and California that specializes in the manufacture and commercialization of rare cannabinoids. On September 10, 2021, we entered into a definitive agreement to acquire BayMedica. Closing of the transaction is subject to certain standard closing conditions. See “Business – Recent Development – Definitive Agreement to acquire BayMedica, Inc.”

Corporate Information

We were originally incorporated in the Province of British Columbia, under the BCBCA, on May 19, 1981 with the name “Kadrey Energy Corporation”. We have undergone a number of corporate name and business sector changes since its incorporation, ultimately changing its name to “InMed Pharmaceuticals Inc.” on October 6, 2014 to signify our intent to specialize in cannabinoid pharmaceutical product development. Our internet address is https://www.inmedpharma.com/.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has over 20 to 30 years of industry experience, including our CEO, CFO, and (Sr.) Vice Presidents of Clinical and Regulatory Affairs, of Preclinical Research and Development, and of Chemistry, Manufacturing and Controls. Together, this team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization. Additionally, the team has significant experience in company formation, capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our Board is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of June 30, 2021, including our management team, we had 12 full time employees and no part time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to growing our business over the long-term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, the Company seeks to keep its approach to compensation simple and streamlined to reflect the still relatively moderate size of the Company. We have compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business including competitive salaries, stock options awards to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. The Company policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct, policies for corporate disclosure, insider trading and whistle blower.

In response to the COVID-19 pandemic, commencing in March 2020, we implemented a work from home mandate and ceased all non-essential business travel. In the recent months, some employees have transitioned back to working on-site in conjunction with the implementation of additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, and contact tracing protocols. We continue to provide our employees with the option to work from home.

Rationale for Use of CBN in Pharmaceutical Drug Development

CBN is one of several rare cannabinoids naturally produced in the Cannabis plant, albeit at significantly lower levels relative to the more commonly known THC and CBD. Despite their common origin, different cannabinoids have been observed to have distinct physiological properties, we are specifically exploring these unique effects of CBN, as well as other rare cannabinoids, and their therapeutic potential to treat disease.

Rare vs. Major Cannabinoids: Types, Prevalence & Application

Our extensive preclinical testing has identified several unique properties of CBN that outperformed both THC and CBD in various disease-related assays and models. CBN can act with higher potency when interacting with some receptor systems in the body, while acting with lower potency for others.

INM-755, our lead product candidate, is being developed as a topical skin cream formulation containing CBN for the treatment of symptoms related to EB, a rare genetic skin disease characterized by fragile skin that blisters easily from minimal friction that causes shearing of the skin layers. The blisters become open wounds that do not heal well.

In addition to relief of symptoms, inflammation, pain, and others, we believe INM-755 may impact the underlying disease by enhancing skin integrity in a subset of EB patients. We have completed more than 30 preclinical pharmacology and toxicology studies to investigate the effects of CBN. Several of these nonclinical studies explored the effect on important symptoms such as pain and inflammation. In in vitro pharmacology studies, CBN demonstrated activity in reducing markers of inflammation. CBN upregulated expression of a type of keratin called keratin 15, or “K15”, which might lead to skin strengthening and reduced blister formation in EB simplex, or “EBS”, patients with mutations in another keratin called keratin 14, or “K14”. The anti-inflammatory activity of CBN may be beneficial in healing chronic wounds caused by prolonged inflammation. Following a review of our toxicology studies, the Netherlands National Competent Authority and Ethics Committee approved the initiation of a Phase I clinical study in healthy volunteers. We have safety data with INM-755 cream in 22 healthy adult volunteers from our first Phase I study (755-101-HV) in which subjects had the INM-755 cream applied to their upper backs daily for 14 days. An interim safety analysis of the first 16 subjects was reviewed by the Netherlands National Competent Authority and Ethics Committee and determined to be adequate to allow initiation of the second Phase I study testing INM-755 cream on small wounds. That second study has completed and we now have safety data for INM-755 cream applied to small open wounds daily for 14 days in 8 healthy adult volunteers.

A regulatory application to support our first Phase I clinical study in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019 and approved December 6, 2019. The initial Phase I clinical study evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. A regulatory application was approved April 17, 2020, for a second Phase I clinical study of healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase I trial, the second trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. The safety of INM-755 will continue to be assessed throughout its clinical development.

INM-755 cream was well tolerated in the two Phase I clinical studies in healthy volunteers and the next step will be to study INM-755 cream in patients with EB (Study 755-201-EB). Regulatory applications to support this global trial have been filed and are under review by the National Competent Authorities and Ethics Committees in Germany, France, Italy, Austria, Israel, Greece and Serbia, with patient enrollment expected to begin in 2H21.

CBN is also the active ingredient in our second drug candidate, INM-088, which is in preclinical studies as a potential treatment for glaucoma. We are conducting studies to test INM-088’s ability to provide neuroprotection and reduce intraocular pressure in the eye. We compared several cannabinoids, including CBD and THC, to determine which cannabinoid was the best drug candidate for the treatment of glaucoma. Of all the cannabinoids examined in preclinical studies, CBN demonstrated the most optimal neuroprotection effect. Furthermore, CBN also exhibited intraocular pressure reduction capability. INM-088 is in advanced formulation development.

Current treatments for glaucoma primarily focus on decreasing fluid build-up in the eye. Our data has shown that INM-088 may provide neuroprotection in addition to modulating intraocular pressure by improving drainage of fluid in the eye. Thus far, we have conducted numerous preclinical pharmacology studies to demonstrate these effects.

For all current and future Product Candidates we intend to submit NDAs (or their international equivalents) in most major jurisdictions, including the U.S.

We are actively establishing a broad patent portfolio to protect our commercial interests in utilizing CBN and other rare cannabinoids across these and other diseases. We have also filed multiple patent applications for our integrated, biosynthesis-based manufacturing approach. If granted, these patents may confer meaningful protection to the commercial potential for these technologies.

Our Strengths

We are the only clinical-stage company with both multiple cannabinoid drug candidates, in multiple therapeutic categories, that also is developing an integrated biosynthesis-based manufacturing approach, called IntegraSynTM, to meet the needs of the rapidly evolving pharmaceutical drug needs for rare cannabinoids. Key strengths include:

Experienced executive team and board of directors with proven track records.

One key critical success factor in the field of pharmaceutical drug development is the experience and skill set of the individuals leading the company. We have been successful in attracting and retaining executive and directors with extensive (20+ years) experience in all facets of the pharmaceutical industry, including fundamental research and development, drug formulation, clinical trial execution, regulatory approvals, pharmaceutical commercialization, company and capital formation, business development, legal, and corporate governance. Our leadership team is well-poised to lead use through all facets of drug development and into regulatory approval and commercialization, either internally or externally via partnerships. It is this group of individuals that will help optimize our chances for success.

Innovative IntegraSynTM manufacturing approach.

IntegraSynTM is our integrated cannabinoid synthesis approach designed to efficiently produce bio-identical, economical, pharmaceutical-grade cannabinoids. IntegraSyn’sTM scalable and flexible manufacturing approach integrates multiple commercially proven methods to efficiently produce cannabinoids utilizing cost-effective processes.

Leading experts in the therapeutic potential of the rare cannabinoid CBN.

We have invested significant time and effort in understanding characteristics and therapeutic potential of our first rare cannabinoid drug candidate, CBN. As such, we are positioning ourselves to be a world leader in the pharmaceutical development of this cannabinoid. We anticipate that CBN will be the first of several such drug candidates.

Targeting medical applications of rare cannabinoids to treat diseases with high unmet medical needs.

Significant investment in understanding the therapeutic potential of CBN has provided us with important insight as to how best to develop this class of compounds for treating various diseases. We intend to apply this know-how across several diseases that may benefit from cannabinoid-based medicines.

Diverse portfolio of patent applications covering a spectrum of commercial opportunities.

Success in pharmaceutical markets often rests with the strength of intellectual property, including patents, to protect our commercialization interests. We have filed several patents on our novel findings and expect to continue to do so.

Our Business Strategy

Our goal is to become a global leader in the manufacturing and clinical development of rare cannabinoids while continuing to avoid any direct interaction with the Cannabis plant. Our strategies to accomplish this include:

Advance INM-755 and INM-088 through preclinical and clinical development, thereby establishing important human proof-of-concept in multiple therapeutic applications.

These activities are well underway, at various stages, for both INM-755 for diseases of the skin and INM-088 for diseases of the eye. We have the internal capabilities to design and execute, together with multiple external vendors, the preclinical data sets and clinical studies required to advance pharmaceutical drugs towards regulatory submission.

Establishing partnerships for our various technologies, at different stages of development, to expedite their path towards commercialization in a resource-efficient manner.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. With respect to the commercialization of each Product Candidate, we may rely on i) a “go-it-alone” commercialization effort; ii) out-licensing to third parties; or iii) co-promotion agreements with strategic collaborators for of our Product Candidates. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation our products will be approved by regulatory authorities. Any decision on a “go-it-alone” commercialization effort versus out-licensing to third parties will depend on various factors including, but not limited to, the complexity, the expertise required and related cost of building any such infrastructure for our Product Candidates. For INM-755 in EB, it is conceivable that we could oversee the clinical trials, given the relatively small patient sizes expected for such trials, and build the requisite internal commercialization infrastructure to self-market the product to EB clinics, which are limited in number and provide direct access to the vast majority of EB patients. For INM-088 in glaucoma, because of the potentially large clinical trial patient enrollees (possibly several thousand) and the extensive sales effort required to reach the many thousand prescribing physicians, we may consider exploring partnership opportunities early in the development process.

Develop a cost-efficient manufacturing source for high quality rare cannabinoids as API for our core internal drug candidate pipeline, for licensing opportunities of non-core drug candidates, as well as a potential source for cannabinoids in the non-pharmaceutical space.

Extraction of rare cannabinoids from the plant is economically impractical for commercial applications. Modern approaches to product manufacturing, including chemical synthesis and biosynthesis, may be appropriate in individual situations depending on the targeted cannabinoid, the quantity that is desired as well as the requisite quality specification for the intended market segment (consumer vs. pharmaceuticals). We are developing an integrative cannabinoid synthesis approach designed to produce bio-identical, economical, pharmaceutical-grade cannabinoids in a cost-efficient manner, called IntegraSynTM, that may bring incremental benefits over the traditional chemical synthesis and biosynthesis approaches. The cannabinoids that will be produced from IntegraSynTM are targeted to be bio-identical to the naturally occurring cannabinoids. Our manufacturing approach is designed to offer superior yield, control, consistency and quality of rare cannabinoids when compared to alternative methods. IntegraSynTM may address the increasing pharmaceutical and other commercial demands for competitively-price cannabinoids while providing access to rare cannabinoids that are otherwise impractical to extract from the plant.

Continue to explore the potential of a wide array of rare cannabinoids and their analogs/variants to treat diseases based on our significant history in cannabinoid research and lead drug candidate identification.

Individual cannabinoids affect a range of different receptors in the human body, including, but not limited to, known endocannabinoid receptors. As such, they are responsible for a wide variety of pharmacological effects. However, due to the limited research into these varying effects, a full understanding of the role of each cannabinoid compound remains elusive. As a company, we have been formally investigating the utility of cannabinoids in treating disease for over 5 years.

We have numerous options for commercializing our various technologies. At the core of our activities, we are a drug development company focused on commercializing important cannabinoid-based medicines to treat diseases with high unmet medical needs.

Cannabinoid Science Overview

Cannabinoids are a class of compounds that exist throughout nature and can be found in significant numbers and varying quantities in the Cannabis plant. The two predominant, or major, cannabinoids in the Cannabis plant are THC and CBD. These two exist in relatively large quantities in the plant and can be easily extracted, which has led to significant research into these two compounds over the previous several decades. Nevertheless, there are over 100 additional cannabinoid compounds found in the plant, referred to as minor or rare cannabinoids. Each cannabinoid has one or more specific chemical differences that may confer unique physiological properties in humans.

Cannabinoid receptors are found throughout the body and are involved in many different functions, such as pain perception, memory, immune function and sleep. Cannabinoids act as messengers that bind to cannabinoid receptors, as well as other receptors, signaling the endocannabinoid system into action. The relevance of the endocannabinoid system on many important physiological processes has made cannabinoids an important target to potentially treat a number of diseases and symptoms.

Two cannabinoid receptors in the human body are the endocannabinoid receptor 1 (CB1), which is more significant to the central nervous system, and endocannabinoid receptor 2 (CB2), which is more common with the immune system. Scientific literature suggests that CBN has a greater effect on the immune system than on the central nervous system; however, information on the effects of CBN on the endocannabinoid system is limited. We continue to research the effects of CBN and how it interacts and modulates receptors in the body.

Significant investigation is currently underway to determine the role of cannabinoids in affecting other receptor systems in the human body. Extensive preclinical testing undertaken by us has identified several unique properties of CBN that outperformed both THC and CBD in various disease-related assays and models. CBN can act with higher potency when interacting with some receptor systems in the body, while acting with lower potency for others.

Physical and Chemical Properties of Active Pharmaceutical Ingredient CBN

CBN is a stable, highly lipophilic cannabinoid compound. It is insoluble in water, but soluble in organic solvents.

International Non-proprietary Name:	Cannabinol (abbreviated CBN)

International Union of Pure and Applied Chemistry Name:	6,6,9-trimethyl-3-pentyl-benzo[c]chromen-1-ol

Chemical Abstracts Service Registration Number:	521-35-7

United States Adopted Name:	Cannabinol

The molecular formula is C21H26O2 and the molecular weight is 310.43 g/mol. CBN has no chiral centers.

Figure 1 Structural Formula of CBN

CBN occurs naturally as a trace component of Cannabis, or as a degradation product of D9-THC. However, our product candidates utilizing CBN contain highly purified synthetic CBN, rather than a biological extract.

CBN as our Lead API

As the API in our lead therapeutic programs in dermatology (INM-755) and ocular disease (INM-088), CBN has demonstrated several compelling features, including:

●	A rare cannabinoid with unique physiological properties;

●	A natural compound, but designated as a new chemical entity, or “NCE” for pharmaceutical development;

●	Found in trace amounts in the plant and impractical to extract; and

●	Our preclinical studies show therapeutic potential for dermatology and ocular diseases.

We believe that we offer a differentiated approach to selecting and delivering rare cannabinoids vis-à-vis other current competitors, many of whom are exclusively focused on THC and/or CBD as their therapeutic agents. We believe that rare cannabinoids in general, and CBN in particular, represent significant opportunities to treat a wide spectrum of diseases with high unmet medical need. In our preclinical testing, CBN has demonstrated therapeutic potential beyond CBD for several symptoms and disease-modifying effects for dermatological conditions and has demonstrated benefits beyond CBD and THC for ocular diseases. We believe that a topical application of CBN is targeted to maximize the clinical benefit at the disease site (skin, eye) while minimizing the systemic exposure and any corresponding adverse effects.

Additionally, our IntegraSynTM manufacturing approach may help unlock access to rare cannabinoids for further pharmaceutical development as a source of cost-efficient, high purity API.

Our Product Candidates and Technologies

Development of a Biosynthesis-based Process for the Manufacturing of Cannabinoids

Introduction:

While there are over 100 different individual cannabinoids in the Cannabis plant, the two most well-known and studied compounds are also the two that occur in the largest quantities: THC and CBD. Due to their relative abundance in the Cannabis plant, it is also only THC and CBD that can currently be extracted economically. Among other challenges, the expense of extraction – or that of synthetic manufacturing – of the remaining minor or rare cannabinoids, may be orders of magnitude greater than that of THC and CBD.

Nevertheless, like the major cannabinoids THC and CBD, these rare cannabinoids may hold very important physiological benefits in humans. The challenge, and opportunity, that we have identified, and seek to solve, is engineering an integrated manufacturing approach, specifically for the production of pharmaceutical-grade cannabinoids – with an immediate focus on the rare cannabinoids – which is pure, cost-efficient, and consistently yields bio-identical cannabinoids as compared to the compounds found in nature, among several other benefits. We believe that providing this solution would be a critical success factor not only for our drug development strategy, but also for other biotechnology and pharmaceutical companies as well.

In 2015, we commenced the development of a biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia. Utilizing the basis of a specific vector created for us, Dr. Yadav initiated a Research and Development Project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis-derived terpenoids” under a collaborative research agreement. Subsequently, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues. Total commitments under research agreements associated with this collaboration totaled C$418,044 of which all have been paid.

Microorganisms do not naturally produce cannabinoids nor the enzymes required for their assembly. However, utilizing genome engineering to modify their metabolism, we have systematically introduced different aspects of the Cannabis plant’s metabolic pathways into a bacteria (E. coli), referred to as a host, and have reported what we believe to be the first-of-its-kind production of fully differentiated cannabinoids in this bacteria. This research served as the basis for the subsequent development of a new, integrated approach to cannabinoid manufacturing that we refer to as IntegraSynTM. IntegraSynTM is a flexible, integrative cannabinoid synthesis approach utilizing novel enzyme(s) to efficiently produce bio-identical, economical, pharmaceutical-grade cannabinoids without the risk and high-resource requirements of an agriculture growing operation.

In early research, we utilized the specific gene sequences from the Cannabis plant that encode the instructions to make specific enzymes that enable cannabinoid synthesis and subsequently transferred these genes into E. coli. This intervention converts the bacterium into a manufacturing system that produces substantial quantities of the target cannabinoids. This technology may provide an opportunity for industrial-scale manufacturing of cannabinoids, which we believe would be a significant improvement over existing manufacturing platforms such as direct extraction from Cannabis plants or chemical synthesis. Specifically, direct extraction is quite cumbersome, time-consuming and relatively low yielding for all but a few of the cannabinoid compounds. In contrast, the use of microorganisms for manufacturing cannabinoids eliminates the need for an agricultural-centric process, including planting, growing, harvesting and extraction. There are also economic and environmental advantages including substantially reduced resource requirements (e.g., water, electricity, manpower, etc.). Furthermore, the agricultural approach has several hard-to-remove impurities (e.g., pesticides, etc.), potentially presenting safety issues. As with all crops, yield fluctuations influenced by the environment present an additional risk. Only a few of the 100+ cannabinoids can currently be extracted from the plant in sufficient quantities to make the process economically viable. For certain cannabinoids, chemical synthesis, by comparison, can be challenging and expensive due to the complexity of these molecules. For these reasons, we believe that a modified biosynthetic approach may be superior to both of these alternatives for cannabinoid production.

Cannabinoids are prenylated polyketides that are derived from fatty acid and terpenoid precursors. The biosynthesis of these molecules involves four metabolic pathways, two of which originate from central carbon metabolism. The first pathway (the Terpenoid pathway referenced in Figure 1 below) culminates with the synthesis of geranyl pyrophosphate, or “GPP”, and neryl pyrophosphate, or “NPP”. These molecules are terpenoid building blocks, or precursors. The second cannabinoid biosynthetic pathway, or the Polyketide pathway, is a truncated version of a polyketide biosynthetic pathway and results in the second requisite precursor, either: olivetolic acid, or “OA”, and/or divarinic acid, or “DVA”. The polyketide precursors subsequently combine with the terpenoid precursors in the third pathway, which comprises a single, specialized enzyme in the plant, to yield the ‘gateway’ cannabinoids, the cannabinoids that act as precursor molecules for further differentiation into all of the others. For instance, OA combines with GPP to yield the gateway cannabinoid cannabigerolic acid, or “CBGA”. The gateway cannabinoids are subsequently modified in the fourth pathway to yield cannabinoids such as tetrahydrocannabinolic acid and cannabidiolic acid. We refer to the fourth pathway as the down-stream pathway involving the transformation of the acid form of the cannabinoids into the non-acid form via enzymes called synthases. Synthesis of CBGA is the most dominant pathway in the plant, resulting in high quantities of the down-stream cannabinoids THC and CBD. Other combinations of the various precursors result in different gateway cannabinoids which, in turn, leads to diversification into the 100+ cannabinoids.

Figure 1:

© InMed Pharmaceuticals, Inc. and University of British Columbia. All rights reserved.

Figure 1: Synthesis of the gateway cannabinoid CBGA is the most prevalent pathway in the Cannabis plant, leading to high levels of both THC and CBD. Our technology, IntegraSynTM, is designed to mimic the natural biosynthesis of cannabinoids starting with an E. coli biofermentation process combined with additional common pharmaceutical manufacturing technologies.

Initially, we explored the use of several potential hosts for cannabinoid biosynthesis, including the bacterium E. coli and the yeast S. cerevisiae. Our preliminary investigations identified E. coli as a superior host for production of the primary gateway cannabinoid, CBGA.

Our earlier research led to the successful construction of the terpenoid biosynthetic pathway and the gateway pathway for synthesis of CBGA and the down-stream diversification pathways for synthesis of other cannabinoids. We have confirmed the biosynthesis of the cannabinoids using qualified High-Performance Liquid Chromatography methodologies and Proton Nuclear Magnetic Resonance, or “H-NMR”, instrumentation.

Our goal for the biosynthesis program has always been to achieve the simplest, most efficient, scalable, flexible and economical solution with the least steps and fastest production cycle, to make bio-identical cannabinoids to those found in nature. While developing our bacterial biosynthesis system over the past five years, we further optimized the fermentation conditions and the purification processes. However, we identified several limitations associated with the traditional biosynthesis process. Working with our CDMOs, we have continued development and optimization of our manufacturing processes that led to the development of IntegraSynTM.

IntegraSynTM is designed to potentially overcome the limitations of traditional cannabinoid production approaches. Extraction from the plant of rare cannabinoids can be prohibitively expensive due to the limited quantity of these chemicals in the plant; is a resource intensive process with a large carbon footprint; requires extended, agricultural-related cycle times; and, may face certain quality and consistency issues related to pesticide removal, which may also face import/export restrictions. Chemical synthesis is a standard pharmaceutical manufacturing process but may be limited in its ability to manufacture bio-identical cannabinoids, depending on the complexity of the target cannabinoid; removal of non-bio-identical isomers from the final product may result in significant loss of yield; and, chemical synthesis may prove to be complicated and costly to scale-up due to purification techniques involved. Traditional biosynthesis as a standalone process may be limited in its final product yield due to the bioburden/stress placed on the microbe due to the complexity of the final products; there may be separation and purification challenges when isolating the cannabinoid from the mixture; and, the process costs and complexity may increase with each differentiated cannabinoid.

IntegraSynTM integrates various pharmaceutical manufacturing processes to maximize yield and minimize the cost of cannabinoid synthesis. We utilize proprietary, high efficiency enzymes produced via the E. coli biofermentation portion of the IntegraSynTM approach for the production of a cannabinoid. Our enzymes are used in combination with cost-effective yet sophisticated substrates (or starting materials) to produce a cannabinoid in bulk via a biotransformation process, which is then further processed with downstream purification steps including separation, purification and drying. This cannabinoid can be inventoried in bulk and used either as a finished API cannabinoid product or as a starting material for other cannabinoids. This further differentiation can utilize any one of several well-established manufacturing approaches – including enzymatic biotransformation and traditional chemical synthesis – to optimize yield, time and cost.

IntegraSynTM makes cost-efficient use of sophisticated starting materials, requires fewer costly steps from precursor substrates all the way through to end-product, and is designed as a high-yield manufacturing process. Furthermore, this manufacturing method is flexible in shifting production from one cannabinoid to another under GMP conditions. Our initial data demonstrated a substantial increase in cannabinoid production yield per fermentation batch compared to our traditional biosynthesis method. The final cost of goods for individual cannabinoids is driven by several factors including, among others: efficiency of the enzyme(s) used; number of manufacturing steps; type of manufacturing equipment / processes used; and, final yield of the entire manufacturing process.

Targeted Benefits of IntegraSynTM:

A.	Improved yields beyond traditional biosynthesis or other standard chemical manufacturing methods for various cannabinoids

B.	Cost-efficient due to minimization of expensive manufacturing steps and cost-effective use of sophisticated raw materials

C.	Flexible, modular approach, able to shift from production of one cannabinoid to another

D.	Accessibility to rare cannabinoids which are otherwise impractical/expensive to extract from the plant

E.	Scalable to meet market demand of cannabinoids for pharmaceutical products or other purposes

F.	Sustainable approach with less environmental impact than plant-grow-harvest-extract-purify methods

Next steps in the further development of IntegraSynTM, all of which are currently ongoing, include:

●	Continue to optimize and scale-up the IntegraSynTM process to larger vessels, whereby protocols will be developed to optimize the manufacturing parameters associated with the entire process with the Almac Group (UK) ;

●	Conduct analytical assays to support batch production;

●	Scale-up process to be GMP ready;

●	Continue efforts to optimize pathways to further diversify the number of cannabinoids produced using our technology; and

●	Identify potential partnership opportunities.

We currently view our options for achieving GMP production capabilities as three-fold: (a) building our own dedicated biosynthesis facility; (b) accessing existing manufacturing capacity via leases with third parties; or (c) licensing our process/know-how to a CDMO with existing infrastructure to produce the requisite preclinical, clinical and commercial-scale supply of our Product Candidates.

Other Applications of our IntegraSynTM Approach:

While the main objective in developing our IntegraSynTM approach remains to innovate an integrative, efficient and cost-effective method for the production of cannabinoids for use in our pharmaceutical Product Candidates, we remain optimistic that there may exist additional business opportunities for us to monetize this technology, including but not limited to supplying cannabinoid drugs to the broader pharmaceutical industry. We continue to consider this, and other opportunities, in order to optimize value for our company. Success in this strategy will be largely dependent on the ability of IntegraSynTM-produced cannabinoid products to be price competitive with other technologies.

Competitive Conditions:

Other methods of synthetic cannabinoid manufacturing that are currently being investigated by several entities include:

●	Biosynthesis (generation of the final compound inside a single system) using yeast, non-E. coli bacteria, or other approaches (algae, etc.) as a host organism;

●	Synthetic chemistry; and

●	Combinations of these above-listed technologies.

Several companies (see chart below) are active in the cannabinoid manufacturing space including BayMedica, BioVectra, CB Therapeutics, Cellibre, Cronos, Ginko Bioworks, Hyasynth, Intrexon, KinetoChem, Librede, and Purisys, among several others.

Key Milestones:

On May 21, 2015, we commenced the development of our biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia under a project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis derived terpenoids”. On May 31, 2017, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on sub-licensing revenues. Royalties are payable, on a country-by-country basis, until such time as there is no longer a patent pending, unexpired patent or issued patent derived from the transfer technology, in any country. On May 15, 2018, we extended our Collaborative Research Agreement, which may be terminated by either party upon 30 calendar days written notice, with the University of British Columbia for an additional three years.

We, in conjunction with our collaboration partners at the University of British Columbia, continue to advance the production platform for the biofermentation of cannabinoids. Optimization of the vector continued in parallel with the identification of optimal fermentation conditions and down-stream purification processes with third party contract manufacturing organizations. Optimization of the fermentation conditions was a project conducted with the National Research Council Canada at their dedicated fermentation facility in Montreal, Quebec. While we do not anticipate any new intellectual property arising from this venture, under the terms of this research agreement, the National Research Council of Canada owns all new IP and we have a sole, fully-paid-up license to all commercialization rights of such IP. This project was initiated in October 2018 and concluded in the second half of 2019.

In February 2019, we entered into a separate process development collaboration by way of a Master Service Agreement with the Almac Group (UK), or “Almac”, a seasoned GMP pharmaceutical contract development and manufacturing organization. Almac was initially tasked to develop a down-stream purification process to support the fermentation optimization activities at the National Research Council of Canada. In addition, we also engaged Almac to assist in the development of an “alternative” manufacturing process for cannabinoids which integrates the best available technologies across the spectrum of pharmaceutical drug production. This process is now referred to as IntegraSynTM. We retain all rights to this new process while Almac retains certain rights-of-first refusal on the production and supply of certain precursors, or starting materials, for this alternative process.

Other Milestones Include:

●	September 12, 2017 – We announced the filing of a provisional patent application entitled, “Metabolic Engineering of E. coli for the Biosynthesis of Cannabinoid Products” (#62/554,494) pertaining to our biosynthesis program for the manufacture of cannabinoids that are identical to those found in nature. We expect that this patent application, since converted into an application pursuant to the Patent Cooperation Treaty, or a “PCT Application”, and pursued in key jurisdictions throughout the world, will provide significant commercial protection for our E. coli-based expression system to manufacture any of the 100+ cannabinoid compounds that may have a medical impact on important human diseases. This is the first in a series of patent applications directed to various aspects of our biosynthesis program. See “Intellectual Property”

●	September 19, 2017 – We announced retaining the consulting services of Ben Paterson, P.E., to assist in defining the pathway for the scale-up, purification, and manufacturing strategies for our cannabinoid biosynthesis program. Mr. Paterson has nearly four decades of experience in developing pharmaceutical manufacturing and purification processes. He was previously a Senior Engineering Advisor with Eli Lilly and Company, where he spent 37 years, including 24 years in their biosynthesis division. His expertise includes first defining processes in the lab, then scaling up to pilot and commercial scale. Mr. Paterson has conducted design, construction, operation, optimization, and troubleshooting of both large and small molecule drug facilities including the E. coli biosynthesis of numerous products. He brings experience in the seamless integration of biochemistry, equipment, and process control to successfully define a process at scale.

●	September 25, 2017 – We announced an update on the significant advancements in our technology for the microbial biosynthesis of cannabinoids. We have successfully demonstrated an ability to selectively produce various gateway cannabinoids using genetically engineered microorganisms. These molecules can be functionalized further to produce any of the 100+ down-stream cannabinoids, or those formed from an enzymatic reaction with the gateway cannabinoid CBGA, found naturally in the Cannabis plant. We are actively employing this production chassis to synthesize compounds for certain pharmaceutical research programs. Our biosynthesis program has resulted in what we believe to be two significant firsts:

o	new metabolic pathway for manufacturing the terpenoid family of cannabinoid precursors that is much more robust than other microbial expression systems tested by us; and

o	first-ever production of any fully assembled down-stream cannabinoids in E. coli, beginning with genetic material to produce precursors, enzymes, and synthases.

●	September 10, 2018 – We announced the filing of a PCT Application for biosynthesis which claims a priority date from September 5, 2017 (PCT/CA2018/051074). The PCT Application filing is a conversion from the provisional patent filed in September 2017.

●	September 11, 2018 – We announced that the University of British Columbia, laboratories of Professor V. Yadav, was awarded a NSERC grant totaling C$136,000 over a three-year period to support its collaborative research and development project with us entitled “Microbial metabolic engineering for cannabinoid biosynthesis”.

●	October 3, 2018 – We announced entering into a research agreement with the National Research Council of Canada in Montreal, Canada, for biofermentation process development and bioreactor scale-up optimization for cannabinoid biosynthesis in E. coli. at the National Research Council of Canada’s dedicated biosynthesis site in Montreal. This project includes the technology transfer of the up-stream fermentation conditions and HPLC assay from UBC to the National Research Council facilities in Montreal.

●	December 4, 2018 – We announced that we signed a contribution agreement with the National Research Council Canada Industrial Research Assistance Program, or National Research Council of Canada IRAP, to receive funding of up to C$500,000 to support our ongoing research and development efforts in cannabinoid biosynthesis. National Research Council of Canada IRAP provides advisory services and funding to Canadian businesses to promote accelerated growth and technology innovation. In particular, funding from National Research Council of Canada IRAP will be applied to improve production of the different components of the terpenoid biosynthetic pathway, a pre-cursor of cannabinoid production, as well as research and development supporting up-stream and down-stream scale-up activities conducted by our contract development and manufacture organizations. The funding will be received over the next 18 months. We also continue our efforts to further diversify the number of cannabinoids produced using our technology platform.

●	March 18, 2019 – We announced the publication of the first in a series of pending patent applications directed to our biosynthesis platform technology for the manufacturing of pharmaceutical-grade cannabinoids. International Patent Application International Patent Application No. PCT/CA2018/051074, which published as WO2019046941, entitled “METABOLIC ENGINEERING OF E. COLI FOR THE BIOSYNTHESIS OF CANNABINOID PRODUCTS”, addresses the enablement and maximization of cannabinoid production through optimization of the precursor substrates needed to support specific cannabinoid synthesis. This application, as well as two more recently filed U.S. provisional patent applications, covers various elements required to enable functional cannabinoid synthase production in an E. coli system. We will actively seek to convert these two follow-on provisional applications, and subsequent provisional patents from new patent families, into additional PCT Applications in all major commercial jurisdictions, in due course. See “Intellectual Property”

●	May 5, 2020 – We announced our working relationship with the Almac Group (UK) (“Almac”) on an integrated approach to augment current biosynthesis-based methods for cannabinoid production, which began in 2019. The companies have been engaged in developing a streamlined cannabinoid manufacturing process, specifically optimizing the upstream cannabinoid assembly processes as well as downstream purification processes, to achieve cost-efficient, GMP-grade active pharmaceutical ingredients for prescription-based cannabinoid medications. Almac is an international, privately-owned organization which has grown organically over the past five decades now employing over 5,600 highly skilled personnel across 18 facilities including Europe, the US and Asia.

●	May 19, 2020 – We announced the filing of a key Patent Cooperation Treaty (“PCT”) patent application directed to our biosynthesis platform technology for the manufacturing of pharmaceutical-grade cannabinoids. The PCT patent application entitled “Compositions and Methods for Biosynthesis of Terpenoids or Cannabinoids in a Heterologous System”. This application” was initially filed as two separate United States Provisional Patent applications and further addresses the enablement and maximization of cannabinoid production through optimization of the precursor substrates needed to support specific cannabinoid synthesis.

●	June 24, 2020 – We introduced details of IntegraSynTM, a new approach to producing pharmaceutical-grade cannabinoids. IntegraSynTM is a manufacturing approach that integrates biosynthesis with other traditional drug manufacturing methods with the goal of improving production of low-cost, high quality cannabinoids. The goals of IntegraSynTM are to increase yields beyond traditional biosynthesis or other standard cannabinoid manufacturing methods; reduce costs by minimizing the number of expensive manufacturing steps and use of cost-efficient starting materials; provide manufacturing flexibility in transitioning from one cannabinoid to another; provide access to rare cannabinoids that are otherwise impractical / expensive to extract from the plant; be scalable to meet market demand of cannabinoids for pharmaceutical products or other purposes; and use a sustainable approach with less environmental impact than the plant-grow-harvest-extract-purify methods.

●	September 22, 2020 – We announced the filing of a PCT patent application as part of a growing portfolio of intellectual property related to the IntegraSyn™ manufacturing approach for producing low-cost, pharmaceutical-grade cannabinoids.

●	November 18, 2020 – We announced we had entered into a broad reciprocal research collaboration with BayMedica Inc. to explore synergies between technologies owned by the two companies. Under the terms of the Collaborative Research Agreement, BayMedica is being provided access to specific elements of our proprietary IntegraSynTM platform for the production of cannabinoids. We will undertake preclinical investigation of numerous therapeutic compounds selected from BayMedica’s extensive library of proprietary cannabinoid analogs.

●	April 26, 2021 - We announced that the IntegraSyn™ cannabinoid manufacturing approach has achieved a level of 2g/L cannabinoid yield, a milestone that signals commercial viability and supports advancement to large-scale production in the coming months. Having achieved a 2g/L yield level, we will now focus on manufacturing scale-up to larger batch sizes while continuing process and enzyme optimization, targeting increased cannabinoid yield and further reducing the overall cost of goods. In parallel, we continue to prepare the manufacturing process to be Good Manufacturing Practice (GMP)-ready for pharmaceutical quality production. The next stage of large-scale production is to produce a batch with a target output of one kilogram of the selected cannabinoid in the second half of calendar 2021 via a GMP-ready process.

●	June 17, 2021 - We announced that we increased cannabinoid yield to 5 g/L with IntegraSyn™ in advance of commercial-scale production, a milestone that significantly reduces the overall cost of rare cannabinoid manufacturing.

●	June 29, 2021 - We announced that we entered into a non-binding Letter of Intent (“LOI”) to acquire BayMedica Inc., a private company based in Nevada and California that specializes in the manufacture and commercialization of rare cannabinoids. BayMedica is a revenue-stage biotechnology company leveraging its significant expertise in synthetic biology and pharmaceutical chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant rare cannabinoids for consumer applications. BayMedica is currently commercializing the rare cannabinoid CBC (cannabichromene) as a B2B supplier to distributors and manufacturers marketing products in the health and wellness sector. In addition to their manufacturing and commercial activities in the health and wellness arena, BayMedica is also researching cannabinoid analogs as potential drug candidates for pharmaceutical purposes. On September 10, 2021, we entered into a definitive agreement to acquire BayMedica. Closing of the transaction is subject to certain standard closing conditions. See “Business – Recent Development – Definitive Agreement to acquire BayMedica, Inc.”

Research and Development Pipeline of Therapeutic Drug Candidates

INM-755 for the Treatment of EB

Introduction

INM-755 (CBN) cream is being developed as a proprietary, topical, single-cannabinoid product candidate intended as a therapy in dermatological diseases. The first clinical indication under development is EB. EB is a collective name for a group of genetic disorders of connective tissues characterized by skin fragility leading to extensive blistering and wounding. It affects skin and mucous membranes, particularly of the gastrointestinal tract, genitourinary and respiratory systems. EB is a debilitating disease affecting a small proportion of people in the United States, thus earning it an orphan-disease status. The disease has no definitive cure and all current treatments are directed towards symptom relief. There are, however, a number of products, mainly gene therapies, currently in clinical trials, in which a cure is being explored, according to several recent scientific publications. Our preclinical research has identified a specific cannabinoid, CBN, that may prove beneficial to patients: first, by addressing certain key disease hallmarks (which may include wound healing, infection, pain, inflammation); and second, by regulating the expression of various proteins (keratins) that may compensate for reduced expression of others.

The active ingredient in INM-755, CBN, is an agonist for both cannabinoid (CB) 1 and CB2 receptors, with a higher affinity for CB2, which means it should have a greater effect on the immune system than on the central nervous system. The distribution of CB1 and CB2 receptors in sensory nerves and inflammatory cells in the skin make it an attractive pharmaceutical agent for dermal treatments in medical conditions characterized by inflammation and pain.

In preclinical pharmacology studies, CBN demonstrated activity as an anti-inflammatory and antinociceptive agent. CBN upregulated expression of keratin 15 (K15), which might lead to skin strengthening and reduced blister formation in EBS patients with keratin 14 (K14) mutations. At the cream concentrations chosen for clinical development, it does not appear to impede wound healing of partial-thickness wounds. Its anti-inflammatory activity may be beneficial in healing chronic wounds caused by prolonged inflammation.

We have completed 20 safety pharmacology and toxicology studies to investigate the effects of CBN. We have also completed three Phase 1 safety and tolerability studies in healthy volunteers, two studies of which were conducted with varying concentrations of INM-755 cream and one study of which examined the non-CBN components of the cream base for INM-755.

The Science Behind EB

At the most basic level, the hallmark of EB is poor anchorage of the epidermis to the dermis such that the skin and mucous membranes of the affected individuals tend to shear and blister on minimal friction. This is due to the genetically inherited defect in certain genes (multiple genes have been shown to be associated with the different subtypes of EB) that code for some specific proteins that are concerned with maintaining the integrity of skin and mucous membranes.

There are four main subtypes of the condition. Each of these subtypes can display a spectrum of phenotypic severity reflecting the types of mutations in different genes, together with modifying environmental factors. The types of mutations also determine the mode of inheritance, either autosomal dominant or autosomal recessive. The following table shows the pattern of inheritance and the defective genes and proteins in each:

Classification of EB Types

(a) EBS

This is the most common form of EB and is characterized by a lack of adhesion of the skin directly above the basement membrane (the basal layer). An estimated 55% of people with EB have EBS resulting from a genetic defect of the keratins K5 and K14, with the incidence between the two defects estimated to be essentially equal. The most common form of EBS manifests itself as blistering confined to the hands and feet while in others blistering can occur all over the body. Blistering generally appears during the neonatal period but it can also manifest itself in later childhood (or even in adult life). Painful skin blisters are accentuated by friction, especially on the feet where footwear causes increased irritation. Friction injuries tend to occur more commonly in warm weather and secondary infections are common.

(b) Junctional EB

Junctional EB is characterized by a lack of adhesion of the skin through the basement membrane and affects some 5% of those with EB. The generalized type of junctional disease (about half of cases of junctional EB) is usually fatal in infancy. This is often as a result of anemia and malnutrition due to poor feeding caused by the serious blistering in the pharynx and esophagus. The milder form of the disease can cause life-long pain and disability.

(c) Dystrophic EB, or “DEB”

DEB is characterized by a lack of adhesion of the skin under the basement membrane. Approximately 30% of people with EB have DEB. Patients with DEB tend to develop blisters that heal with fibrosis, leading to joint contracture, fusion of the fingers, contractures of the mouth membranes and narrowing of the esophagus. Often the dominant inherited type of DEB is the least severe type and the patient can lead an almost normal life. However, the severity of the condition does increase with age due to scarring, syndactyly and generalized skin atrophy. Those with recessive DEB have a high chance of developing a squamous cell carcinoma, often before the age of 35.

(d) Kindler Syndrome

This type of EB is rare and usually becomes apparent at birth or soon after. This condition is called mixed type because blisters appear across the skin layers. The condition usually improves with time and can disappear. It is the only type that causes patchy discoloring (mottling) of skin exposed to the sun. Kindler syndrome is recessive.

(e) Epidermolysis bullosa acquisita

Epidermolysis bullosa acquisita is a rare type that is not inherited. The blisters result from the immune system attacking healthy tissue by mistake. It’s similar to another immune system disorder called bullous pemphigoid. It tends to cause blisters on the hands, feet and mucous membranes.

Epidemiology, Morbidity and Mortality

The most reliable figures on prevalence and incidence of EB are derived from the National EB Registry, or “NEBR”, which collected cross-sectional and longitudinal data on about 3,300 EB patients in the United States from 1986 through 2002. The prevalence of EB was estimated to be approximately 11 per million and the incidence approximately 20 per million live births. In the United States, assuming that mild cases of EBS are reported only 10% of the time, the affected population in the United States is approximately 12,500. Other sources cite populations of up to 25,000 in the United States.

Generalized blistering caused by any subtype may be complicated by infection, sepsis, and death especially in infancy. Severe forms of EB increase the mortality risk during infancy. In patients with EB that survive childhood, the most common cause of death is metastatic squamous cell carcinoma. This skin cancer occurs most frequently in patients with recessively inherited DEB who are aged 15-35 years. In contrast, dominantly inherited EBS and DEB and milder forms of junctional EB may not affect a patient’s life expectancy adversely. Onset of EB is at birth or shortly after. The exception occurs in mild cases of EBS, which may remain undetected until adulthood or remain undiagnosed. The disease appears to have equal incidences in both sexes.

Current Treatments

As a genetic disease, EB has no cure and, as a designated orphan-disease, there are no approved products specifically to treat this indication. Effective management of EB patients involves a collaborative approach between several specialists, including surgeons, dermatologists, ophthalmologists, dentists, psychologists, podiatrists, physiotherapists and geneticists. The aim is to provide support to the patient by alleviating symptoms and managing complications; in particular, the patient caregivers must assess and act daily to treat the wound and enable wound healing, address the current level of pain and itch, provide adequate antimicrobial protection, reduce inflammation (as a source of depressed wound healing abilities) and address the emotional state of the patient.

Current medications are employed in control of pain (various types of analgesics including nonsteroidal anti-inflammatory drugs, or “NSAIDS”, tricyclic antidepressants, gabapentin, and narcotics) and pruritus (antihistamines, etc.) and to address complications such as local infection and septicemia (local and systemic antibiotics). Steroids and phenytoin are also used in managing dysphagia-associated pain. Tetracycline is considered to be beneficial in improving the blistering and epithelial disadhesion. The complications of these classes of medications are well known and the drugs are most likely to further complicate the patients’ conditions since they will be used on long-term basis.

The newer products currently in research also have their problems. For example, the use of bone marrow was being researched by the University of Minnesota with some promising results. However, the severe immunosuppression that bone marrow transplantation requires causes a significant risk of serious infections in patients with large scale blisters and skin erosions.

Competitive Landscape

We are studying INM-755, our proprietary, topical, single cannabinoid product candidate, as a first-line therapy in all EB patients for symptom relief and in EBS as a therapy to potentially strengthen skin integrity via up-regulation of a keratin.

There are no therapies approved specifically for the treatment of EB. This lack of treatment options creates a significant unmet medical need in this devastating condition. For those products currently envisioned or in clinical trials as topical treatments, wound healing and symptom relief are the primary endpoints.

According to public information, several topical investigational drug formulations are currently at various stages of clinical development for the treatment of EB, including:

●	Amryt Pharma’s investigational drug, Oleogel-S10, is a topical product incorporating a betulin-based active ingredient formulated with sunflower oil. AP101 causes the keratinocytes to migrate faster and to differentiate into mature epithelial skin cells. This product is currently approved in some jurisdictions for the treatment of partial-thickness wounds in adults.

●	Krystal Biotech’s investigational drug, KB103, is a replication-defective, non-integrating HSV-1 that is based on a viral gene therapy platform. In October 2019, Krystal announced positive combined results from their Phase I and II trials looking at ten chronic or recurrent blister wounds being treated with KB103 – 9/10 closed up completely and the tenth closed within 7 days of retreatment. The drug was well-tolerated, Krystal said that no serious adverse events or drug-related adverse events were reported, and there were no reports of inflammation or irritation in the KB103-treated wounds; additionally, Krystal received an expedited review designation from the FDA and EMA.

●	Wings Therapeutics (formerly ProQR) has initiated a Phase Ib/II safety study of a topical gel, QR-313, intended to alter the RNA in recessive dystrophic epidermolysis bullosa, or “RDEB”, patients with a mutation in exon 73.

●	RegeneRx Pharmaceuticals is developing its investigational drug, RGN-137, as a topical Tß4-based dermal gel formulation, and has recently commenced treating EB patients in a Phase II clinical trial in the U.S.

Despite promising preliminary data, in September 2017 the Phase III study of Zorblisa™ (allantoin), another topical investigational drug in development for EB, reported no benefit over placebo and its development has ceased.

Additionally, a clinical trial investigating Castle Creek Biosciences’ Diacerein 1% was terminated after an independent data monitoring committee suggested that the study will not meet statistical objectives; however, Castle Creek announced their intent to investigate more concentrated 2% and 3% formulations. Stanford University investigated the use of topical sirolimus 2% to ameliorate plantar lesions in patients with EBS and recently posted results that show no statistical difference from placebo.

Other approaches have shown promise and are under investigation for the treatment of EB:

●	Skin grafts with gene-modified epidermal sheets;

●	Stem cell transplants;

●	Intravenous replacement of recombinant collagen VII (for RDEB);

●	Topical/intradermal gentamicin to restore laminin beta3 (JEB/DEB with nonsense mutations);

●	Granulocyte colony-stimulating factor (DEB); and

●	Gene therapy for recessive DEB; FCX-007 (gene-modified dermal fibroblasts for recessive DEB).

Additionally, several companies are pursuing the symptomatic relief for EB patients, including the patient advocacy organization DEBRA, which is sponsoring a trial using oral cannabinoids (THC, CBD) to mitigate pain and itch.

Regulatory Perspectives

According to the National Epidermolysis Bullosa Registry, the overall incidence is about 20 per million live births and prevalence is 11 per million in the United States. EB is designated as an “orphan disease”, and we plan to seek regulatory designation of INM-755 as such in the U.S. and similar designations in various jurisdictions. The FDA defines orphan products as “those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug”. The EMA has its own definition of orphan disease and, under the European definition, EB is also an orphan disease.

The mission of the FDA Office of Orphan Products Development, or “OOPD”, is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. This arm of the agency evaluates scientific and clinical data to identify and designate products as promising for rare diseases and to further advance scientific development of such promising medical products. The OOPD also works on rare disease issues with the medical and research communities, professional organizations, academia, governmental agencies, industry, and rare disease patient groups. The OOPD provides incentives for sponsors to develop products for rare diseases. The Orphan-Drug Designation program, which is administered by the OOPD, provides orphan status to drugs and biologics which are defined using the FDA definition above. The Orphan Products Grants Program, which is administered by the OOPD, provides funding for clinical research that tests the safety and efficacy of drugs, biologics, medical devices and medical foods in rare diseases or conditions.

It is worth noting that there is a common pathway for application of orphan status for a product to both the FDA and EMA, and applicants to the FDA are advised to use the common application platform. With regards to the data to be used in the application, it is expected that applicants demonstrate that there is “promise” that the drug will be effective in treating said disease. “Promise” is interpreted to include either data from clinical trials, data from case studies/reports, data from appropriate animal models or, on rare occasions where there is no appropriate animal, data from in vitro experiments in addition to supporting information.

Regulatory Incentives for Orphan Product Development

Data Summary of Preclinical Studies for INM-755

INM-755 is a topical, single cannabinoid cream formulation that is being developed to: (i) strengthen skin integrity in some patients with EBS (the most common form of EB), and (ii) to treat symptoms of the disease in all patients with EB.

We have conducted several preclinical studies to identify potential drug development pathways for a product in EB. The following data has been generated in support of these cannabinoids as a potential therapy in EB:

(a) Enhancing skin integrity and skin regeneration:

A desirable treatment outcome for all subtypes of EB would be enhanced skin integrity to prevent new wounds from forming. For patients with EBS, an estimated half of them will have a mutation in K14. The goal of modifying keratin production is to target the upregulation of a potentially compensatory K15. Under normal conditions, K5 and K14 combine (dimerize) to form adhesion at the basal layer within the epidermis. In EBS, one or both of these keratins are damaged. Our investigational hypothesis is that K15 may be able to compensate by replacing K14 in this equation and combining with K5 to form the adhesive properties needed for normal skin structure.

CBN was studied in a panel of cannabinoids to determine its ability to regulate keratin expression. CBN induced upregulation of K15 in 2 of the 3 experiments. Concentrations of 0.1 µM and 1 µM produced similar effects (approximately 6 to 17-fold increase in K15 expression). The highest concentration of 10 µM did not increase the size of the effect (approximately 3 to 13-fold increase). Lack of a dose-response may mean a threshold was exceeded, above which no further effect can occur.

Relative K15 Expression in Human Keratinocytes (HaCaT), Post-Confluence (48 hours)

Study 1 did not exhibit an important effect. The reason for this is uncertain, with one hypothesis being that the cells tested had been through too many passages.

Despite the variation observed across these three studies, these results are encouraging as INM-755 cream may help create stronger skin by upregulating K15.

Hemidesmosome formation also occurs during normal differentiation of keratinocytes as they mature from the basal layer, not only in a wound-healing situation. Through the upregulation of K15, INM-755 cream applied to intact skin might gradually strengthen the skin and reduce the number of blisters and eventual wounds. For this effect, it could also be applied to wounds that have completed the initial re-epithelialization stage.

(b) Effects on Wound Healing

Cutaneous wound healing is a complex process with four main phases: inflammation, re-epithelialization, tissue formation, and tissue remodeling. In EB wounds, all four phases of cutaneous wound healing can be impacted, leading to chronic non-healing wounds. The wounds of EB patients are found primarily at or close to the junction of the epidermal and dermal layers. In these partial-thickness wounds, wound closure is achieved primarily by re-epithelialization rather than through granulation.

One major disease symptom in EB is the extensive wounds that can be generated throughout any day by simple friction on the skin, even as simple as clothes rubbing the skin. In addition to increasing the skin integrity via K15 up-regulation, another key goal would be facilitating accelerated wound healing via rapid skin regeneration and wound closure. E-Cadherin is major component of epithelium integrity. During wound healing, transforming growth factor beta, or TGF-ß, causes a reduction in E-Cadherin, allowing keratinocyte migration across the open wound. This is then followed by a return to normal levels of E-Cadherin to rebuild the integrity of the skin. CBN may play a role in the second phase of wound healing by accelerating the normalization of E-Cadherin expression. Additional studies are warranted to further explore this effect.

On July 10, 2017, we announced that we had entered into a research and development collaboration with ATERA SAS of France, a leading tissue engineering company specializing in the development of advanced human tissue models. On April 6, 2018, under the terms of the Agreement, we and ATERA agreed to transfer the execution of the collaborative research to the Fraunhofer Institute in Germany. Under the terms of the agreement, Fraunhofer will develop 3D human skin models of EB to evaluate the in vitro drug efficacy of CBN. Fraunhofer will also investigate the beneficial effects of topically applied INM-755 at ultra-structural cellular and molecular levels on in vitro 3D reconstructed human full thickness (dermis-epidermis) skin models composed of both normal and EB-derived skin cells. This project with Fraunhofer is designed to assess the potential of INM-755 to have an impact in enhancing skin integrity to support our current data indicating an up-regulation in specific keratins in the skin.

Inflammation is an important early step in wound healing and several of our studies demonstrated CBN has anti-inflammatory activity. Therefore, we conducted studies to evaluate the effect of CBN on the normal wound healing process. While an early in vitro assay indicated that high concentration of CBN could cause delays or prevent one of the first steps in wound healing, a subsequent study conducted with the INM-755 cream formulation did not hinder cell viability, cell migration, or wound closure. This was demonstrated in a wound-healing experiment conducted in 3-dimensional reconstructed human epidermis, or “RHE”, models with fully differentiated skin layers. Punch biopsy wounds were treated with INM-755 creams at three strengths, which included the intended cream concentrations for the first studies in healthy volunteers. No delay or inhibition of re-epithelialization was shown in CBN-treated models; the untreated control healed slightly slower in the first 5 days.

A composite of pictures showing 2D photographic images of the punch biopsy wounds as they heal over time. The re-epithelialization of the wound is shown by migration and growth of keratinocytes from the outside edge of the wound over time, migrating/growing to the center of the wound until the wound is closed:

One more study was conducted to explore the potential of CBN to interfere with early stage wound healing. In this study, superficial partial thickness wounds were introduced by a dermatome in an in vivo animal model and treated for 7 days with INM-755 creams at the same three strengths as used in the RHE models. Wound healing assessments included clinical observations, quantitative wound area measurements on photographic images and histopathologic examination. Treatment with INM-755 creams at the strengths intended for clinical development did not cause any delays in wound healing.

(c) Reducing inflammation:

CBN was tested on two important markers of inflammation: IL-8 and MMP-9, because of their suspected links with blister formation in EBS and chronic cutaneous inflammation.

Interleukin-8, or IL-8, is the most potent chemoattractant for blood neutrophils and important mediator of angiogenesis, or the formation of new blood vessels. Chronic IL-8 production and neutrophil activation in a skin wound is an unfavorable element of skin pathology as it leads to extensive inflammation.

Matrix metalloproteinases, or “MMPs”, are part of the zinc-dependent endo-proteases family which modulate homeostasis of the extracellular matrix in skin. In response to skin damage and inflammation, metalloproteinases, including MMP-9, are often up-regulated. Specifically, exposure of keratinocytes, such as HaCaT cells, to TNF-α induces expression of the inflammatory-related factors such as IL-8 and MMP-9.

IL-8 and MMP-9 are upregulated in blisters of EBS patients and both are suspected to be contributing to blister formation. Both IL-8 and MMP-9 have been identified as targets for treatment of cutaneous inflammation in EBS. Therefore, reducing one or both might be helpful for controlling/reducing chronic skin inflammation in EBS.

While inflammation is an important first step in healing a new cutaneous wound, prolonged inflammation will interfere with the later stages of wound healing.

Persistent inflammatory activity, which may occur with infection or re-injury, often interferes with healing EB wounds.

Dose-Related Reduction in Relative IL-8 Expression in Human Keratinocytes (HaCaT)

Insult = Tumor Necrosis Factor α (TNFα) and Interferon g (IFNg)

For IL-8: CBN produced a clear dose response with 35% reduction of IL-8 expression at 4 µM, 42% at 8 µM and 52% at 16 µM. Therefore, the IC50 was 16 µM. By comparison, hydrocortisone at 10 µM caused a 54% reduction in IL-8 expression. CBN was similar to hydrocortisone with respect to anti-inflammatory activity in this model.

Dose-Related Reduction in Relative MMP-9 Expression in Human Keratinocytes (HaCaT)

Insult = Tumor Necrosis Factor α (TNFα) and Interferon g (IFNg)

For MMP-9: Consistent results in both studies with a dose-related reduction of MMP-9 expression. The consistency in direction and magnitude of effect provides convincing evidence for down regulation of MMP-9 by CBN under insult conditions. The reduction was 22% at 4 µM and about 40% at both 8 and 16 µM. CBN showed a little less anti-inflammatory activity than hydrocortisone in this model, but still an important reduction.

(d) Pain reduction:

One pharmacodynamic endpoint that was studied was pain. Pain is one of the key symptoms in EB and requires significant effort to monitor and treat. CBN has demonstrated positive pain-relieving effects in NGF-induced in an in vivo pain model. To further demonstrate this, we utilized in vivo electrophysiology where CBN blocked the pain signals in the neurons.

In an in vivo of myofascial pain, nerve growth factor, or “NGF”, was injected into the masseter muscle, resulting in local mechanical sensitization lasting about 5 days. On Day 3, CBN was injected into the masseter muscle and the mechanical withdrawal threshold was assessed with a rigid von Frey hair. The mechanical force was gradually increased until the animal moved its head away from the stimulus.

Behavioral Effects of CBN in In vivo Model of Myofascial Pain

Adapted from Wong H, Cairns BE. Arch. Oral Biol. 2019;104:33-9.

CBN injected into the masseter muscle significantly reversed NGF induced mechanical sensitization at 10 minutes post-injection. (Behavioral study)

In parallel, electrophysiology recordings of single ganglion neurons that innervate the craniofacial muscles were performed (33 masticatory muscle mechanoreceptors). The electrophysiology effects parallel the behavioral effects. CBN significantly increased the relative mechanical threshold at 30- and 60-minutes post-injection. The results of this study have been published.

Electrophysiological Effects of CBN in In vivo Models of Myofascial Pain

Adapted from Wong H, Cairns BE. Arch. Oral Biol. 2019;104:33-9.

(e) Antimicrobial activity:

In the literature, certain cannabinoid compounds have been shown to have potent antibacterial properties including against various strains of multidrug-resistant bacteria, including methicillin-resistant S. aureus, or “MRSA”. We have screened a number of cannabinoid compounds by standard methods against a broad range of Gram-positive and Gram-negative aerobic and anaerobic bacteria. Results of this third-party research demonstrated potent antimicrobial activity for all tested cannabinoid compounds, particularly against Gram-positive isolates. While these cannabinoids may provide some localized antibacterial benefit, it is unlikely that such effects would encourage cessation of broad-spectrum, systemic antibiotic usage.

(f) EBS formulation prototype development:

Careful attention must be paid to any topical product to be administered for the treatment of EB for several reasons. Our target product is designed to be applied over major portions of the body (if not the entire body), once each day. As such, the patients, who are often children, will be exposed to the active drug as well as the excipients of the skin cream, possibly for the duration of their lives. Accordingly, great care must be given that these components will be safe over the long-term and that they will not add to the already painful condition that the patients are suffering.

Particular attention has been given to the following criteria in the formulation development for INM-755:

●	The excipients are safe for extensive body surface area exposure for a long duration of time;

●	The API (cannabinoid) is dosed at the appropriate level – high enough to provide optimal clinical effect at the treatment site but low enough to minimize any systemic exposure; and

●	The final formulation can be administered daily with minimal friction to the skin.

We have utilized the Franz Cell diffusion method to assess skin penetration rates and depth for a proposed topical formulation for INM-755. The formulation is applied to skin samples and measurements are taken of how much drug penetrates to which depths in the skin. Using this method, a preliminary formulation of INM-755 achieved drug delivery to the epidermis and dermis layers as needed. Working with well-characterized excipients, we have tested several slight variations in formulation to achieve the desired concentration of drug in the skin while simultaneously avoiding high drug concentrations in systemic circulation (in the blood). We announced the selection of a final excipient formulation on November 12, 2018.

Starting in mid-2017 to present, we worked with several leading, international preclinical contract research organization to: (i) develop a final formulation used in INM-755; and (ii) initiate work of an Investigational New Drug Application, or “IND” enabling pharmacology and toxicology studies that are required before INM-755 could be used in future clinical studies.

Toxicology and Safety Pharmacology Studies of CBN

The investigational medicinal product, INM-755 (CBN) cream is for topical application on the skin. The cream base has a simple formulation with known pharmaceutical-grade excipients. It is a pluronic lecithin organogel. Pluronic lecithin organogels have been widely used by compounding pharmacists for topical preparations since the early 1990s. Therefore, the focus of the toxicology program has been to characterize effects of the active agent.

CBN is a new molecular entity, or “NME”, not yet approved for medical use in any country. Therefore, we are required to perform thorough safety testing prior to human administration. The intended route of administration for INM-755 is topical and is anticipated to result in low systemic exposure via the bloodstream. Despite only nominal risk of meaningful systemic exposure, regulatory authorities still require that we examine the consequences of systemic exposure on key biological functions and organ systems. For this purpose, the drug was administered by subcutaneous (SC) injection to achieve high in blood circulation. Topical safety studies using the intended route of administration and the clinical cream formulation were also conducted. These nonclinical toxicology studies included:

●	Topical 28-day safety, in vivo;

●	Systemic 28-day safety study, in vivo, with SC administration;

●	Genotoxicity – standard battery of required tests for NMEs, including:

o	In vitro bacterial mutagenicity study (classically the Ames assay) [Organisation for Economic Cooperation and Development test guideline 471 (OECD 471)],

o	In vitro micronucleus study in Chinese Hamster Ovary cells [OECD 487], and

o	In vivo mammalian erythrocyte micronucleus study [OECD 474];

●	Phototoxicity – required because CBN has some absorbance in the UVB range; in vitro neutral red dye uptake study in cells from BALB/c 3T3 mice [OECD 432];

●	EpiOcular, in vitro eye irritation study [OECD 492];

●	Non-adjuvant Buehler method skin sensitization study, in vivo [OECD 406]; and

●	In vivo drug distribution study with SC injection of radiolabeled drug.

In the 28-day in vivo dermal toxicity study, INM-755 cream was given as topical daily doses applied to 10% body surface area. The quantity of cream applied resulted in a thick layer of cream, much more than a typical clinical application. After each daily cream application, the application sites were covered with a hypoallergenic, waterproof, breathable dressing for 24 hours and then scored for local tolerance. In this GLP study, systemic toxicity was also fully investigated by standard parameters. Based on clinical and histopathologic review, no CBN-related dermal toxicity was demonstrated in this study. Systemic exposure was minimal due to the topical route of administration and no systemic toxicities occurred either. The No Adverse Effect Level, or “NOAEL”, was determined to be the highest concentration of cream tested.

In the 28-day in vivo systemic toxicity study, CBN was given as daily SC injections up to the solubility-driven maximum feasible dose. No adverse drug-related effects were noted on clinical signs, clinical pathology parameters, ophthalmic evaluations, gross necropsy, organ weights, or histopathology. CBN was well tolerated at all doses, despite considerable systemic exposure. The NOAEL was determined to be the highest dose tested.

The standard battery of genotoxicity studies was conducted with CBN (2 in vitro and 1 in vivo) and all were negative. CBN did not cause phototoxicity in vitro. INM-755 cream at low and mid dose levels did not cause eye irritation in vitro. INM-755 cream at the highest tested dose did not cause a sensitization reaction in the in vivo sensitization model.

In summary, we have completed 20 safety pharmacology and toxicology studies to investigate the effects of CBN. We have also completed three Phase 1 safety and tolerability studies in healthy volunteers, two studies of which were conducted with varying concentrations of INM-755 cream and one study of which examined the non-CBN components of the cream base for INM-755.

Toxicity to Central Nervous System

Due to the well-documented psychoactivity of THC, all cannabinoid compounds need to be tested for their psychoactive potential. In a standardized safety pharmacology study, we tested exceptionally high dose levels of CBN (more than 10,000 times the expected systemic exposure after topical dosing). No central nervous system adverse effects were observed even at the highest dose. 108 different central nervous system criteria were measured.

The toxicology and safety pharmacology data package covered a broad range of drug concentrations and was designed to support other clinical programs to treat topical skin conditions.

Summary of Completed and Contemplated Clinical Development Plans

A regulatory application to support our first Phase I clinical trial in healthy volunteers with INM-755 (77-101-HV) was submitted November 4, 2019 and approved December 6, 2019. The initial Phase I clinical trial evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in 22 healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. Database completion and data analyses were delayed by pandemic restrictions. Study results were reported November 25, 2020. A blinded interim safety review from the first 16 subjects in the Phase I study were included in a regulatory application that was approved April 17, 2020, for a second Phase I clinical trial of 8 healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase I trial, the second clinical trial (755-101-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. Study results were reported January 8, 2021. The safety of INM-755 will continue to be assessed throughout its clinical development.

INM-755 cream was well tolerated in the two Phase I clinical trials in healthy volunteers and the next step will be to study INM-755 cream in patients with EB (Study 755-201-EB). Regulatory applications to support this global trial have been filed and are under review by the National Competent Authorities and Ethics Committees in Germany, France, Italy, Austria, Israel, Greece and Serbia, with patient enrollment expected to begin in 2H21.

We can make certain scope-estimates in terms of potential clinical trial sizes, timing and endpoints based on the recent clinical pathway followed by another phytochemical-based topical product for EB, ZorblisaTM (Amicus Therapeutics). The key finding from our review of publicly available information for the ZorblisaTM development program is that a clinical program is very focused for an orphan indication and the clinical trials do not include large numbers of patients. It would not be feasible to conduct large trials for such a rare disease. Therefore, the clinical studies need to be carefully designed and controlled to allow suitable assessment of the safety and efficacy of a new therapy in a small number of patients. Broad multicenter trials would be needed to recruit patients as quickly as possible. We will work closely with regulatory authorities and clinical experts in developing the clinical program for INM-755. The table below shows the completed and near-term planned clinical studies. A Phase III clinical program, which will be needed in order to submit an application seeking regulatory approval for commercialization, is not included in this table.

On average, it takes at least ten years to complete the development of an investigational drug from its initial discovery to the marketplace, with clinical trials alone taking six to seven years on average. It is not possible with any degree of certainty to estimate how long it will take to complete clinical trials and potentially obtain marketing approval for INM-755. To the extent that INM-755 may potentially be designated as either a Fast Track drug, a Breakthrough Therapy, or eligible for Priority/Accelerated Review, our timeline to any potential marketing approval may be shorter than might otherwise be the case.

Next Steps for the INM-755 in EB Program

Subject to COVID-related delays and other external factors, we plan to accomplish the following tasks for the INM-755 in EB program during calendar year 2021:

●	Report results from Study 755-102-HV (completed);

●	File regulatory submissions for Study 755-201-EB in 1H21 in several countries (completed); and

●	Initiate enrollment in Study 755-201-EB (2H21)

Commercial Opportunity for EB Products

Commercial attractiveness and valuations of therapies under development (prior to market launch) can be measured several ways. In EB, there are research reports from reputable investment banking firms regarding the potential peak annual sales for the products themselves, which may serve as a baseline estimate for the value of a successfully marketed end product:

●	Cowen and Company – In a September 2015 research report on Amicus Therapeutics, Cowen estimated the market potential for a drug that provides partial symptomatic relief in EB (ZorblisaTM) as having potential maximum annual revenues of $1.2B.

●	JP Morgan – In a similar report from 2015 on Amicus, JP Morgan estimated peak annual sales of ~$900M for ZorblisaTM, if approved for sale.

In addition, there have been a couple of relatively recent, prominent in-licensing transactions and/or whole-company acquisitions around EB-focused products/companies, that may also serve as a baseline estimate of the value of successful EB products:

●	In February 2013, Shire PLC acquired Lotus Tissue Repair, Inc., for total consideration of approximately $174 million, consisting of $49 million in upfront consideration and contingent consideration of $125 million. At the time of the transaction, Lotus had a preclinical program developing recombinant human collagen Type VII as a protein replacement therapy for Dystrophic EB, a subset of EB (approximately 30% of EB cases).

●	In September 2015, Amicus Therapeutics, Inc. completed the acquisition of Scioderm, Inc., or Scioderm, for total consideration of approximately $847 million, consisting of $229 million in upfront payments of cash and stock, $361 million upon the achievement of certain clinical and regulatory milestones and $257 million upon the achievement of certain sales milestones. Further, if a Priority Review Voucher, or “PRV”, would have been awarded for ZorblisaTM, the lesser of $100 million or 50% of the PRV market value would have been delivered to Scioderm shareholders. Scioderm’s sole clinical asset at the time of the transaction was ZorblisaTM, a Phase III-ready clinical product in development for the treatment of EB. The acquisition was based on results from 42 patients in a Phase IIb clinical study of ZorblisaTM.

●	In September 2019, Castle Creek Pharmaceutical Holdings Inc. acquired Fibrocell Sciences, Inc. for total consideration of approximately $63.3M in cash. Fibrocells’ portfolio includes FCX-007, and investigational late-stage stage gene therapy product candidate for the treatment of RDEB, a congenital and progressive orphan skin disease caused by the deficiency of the protein COL7. FCX-007 is a genetically modified autologous fibroblast that encodes the gene for COL7. A Phase III trial was initiated, and if successful, a Biologics License Application filing is expected in 2021. The portfolio also includes FCX-013, an investigational, gene therapy candidate for the treatment of moderate to severe localized scleroderma. FCX-013 is currently enrolling for the Phase I portion of a Phase I/II clinical trial.

Valuation of development stage technologies, as well as the eventual market success, can be influenced by multiple factors including but not limited to the approved labeling (“indication”) for a product, efficacy and safety profile relative to competition, speed to market relative to competition, pricing/reimbursement.

Key Milestones for the EB Program:

●	August 6, 2015 – We reported positive response from preclinical research on several cannabinoids (one of which was CBN), tested in various in vitro assays. By modulating the expression of various keratin genes that are responsible for cytoskeleton intermediate filaments and/or wound healing using different cannabinoids, we sought to alleviate the EBS symptoms. We believe that these preliminary results validated our approach as the cannabinoids displayed modulation of expression of various keratin genes.

●	November 4, 2015 – We released additional preliminary preclinical data for the two-cannabinoid product INM-750 (which contained CBN as one of the APIs) demonstrating positive effects in both wound healing/skin regeneration and in reducing inflammation, two key hallmarks of EB.

●	May 18, 2016 – We reported additional preclinical results demonstrating positive pain-relieving effects of cannabinoids in animal models. This animal data demonstrated a reduction in both acute and chronic pain (CBN was one of the cannabinoids tested in this study).

●	May 4, 2017 – We filed an application with the Canadian Intellectual Property Office a PCT Application, Serial No. CA2017050546 titled, “A Cannabinoid-Based Topical Therapy for Diseases and Conditions Associated with Intermediate Filament Dysfunction”.

●	July 10, 2017 – We announced that we entered into a research and development collaboration with ATERA SAS of France, or “ATERA”, a leading tissue engineering company specializing in the development of advanced human tissue models. Under the terms of the agreement, ATERA would develop 3D human skin models of EB to evaluate the in vitro drug efficacy of a two-cannabinoid combination (one of which was CBN). ATERA would also investigate the beneficial effects of topically applied cannabinoids at ultra-structural cellular and molecular levels on in vitro 3D reconstructed human full thickness (dermis-epidermis) skin models composed of both normal and EB-derived skin cells. On April 6, 2018, under the terms of the agreement, we and ATERA agreed to transfer the execution of the collaborative research to the Fraunhofer Institute in Germany.

●	Since mid-2017 to present, we have worked with several leading GLP-certified preclinical contract research organizations, and other internationally recognized contractors to: (i) develop a final formulation for our CBN cream; and (ii) complete work on safety pharmacology and toxicology studies that are required before CBN could be used in clinical studies.

●	November 12, 2018 – We announced that the selected formulation demonstrated good drug penetration and adequate drug concentrations in the epidermis, which is the target tissue for INM-750, a two-cannabinoid formulation containing CBN as one API. Also, two types of genotoxicity studies demonstrated no mutagenicity with the two-cannabinoid formulation. Two 7-day dose-range-finding and pharmacokinetic studies were conducted for assessment of systemic toxicity. The lack of any negative results from these studies support continued development of INM-750.

●	February 12, 2019 – We announced favorable results for INM-750, a two-cannabinoid topical formulation, in two topical, 7-day dose-range-finding studies that evaluated skin irritation, plasma pharmacokinetics, histology and skin/drug concentrations. There were no drug-related adverse effects on the skin and the extent of systemic cannabinoid exposure was minimal after topical administration of the cream despite a dosing level 100 to 1,000-fold higher than the anticipated clinical dose.

●	March 13, 2019 – We announced that we will conduct all future development with a single cannabinoid skin cream, now designated INM-755. We determined that the clinical development path forward with its investigational drug candidate for the treatment of EB, previously referred to as INM-750, will be optimized by transitioning to an alternative formulation. INM-755 is formulated based on one of the two cannabinoids that comprised INM-750. We believe that pursuing a single-agent formulation, rather than a combination product, will ultimately improve the probability of development and regulatory success in this complex and rare disease.

●	November 5, 2019 – We submitted a clinical trial application to initiate a Phase I human clinical trial for INM-755 in healthy volunteers in the Netherlands.

●	December 9, 2019 – We received clinical trial application approval for study 755-101-HV, a randomized, double-blind, vehicle-controlled Phase I study designed to evaluate the local and systemic safety, tolerability, and pharmacokinetics of INM-755 applied daily on intact skin in healthy volunteers. Two strengths of INM-755 cream, plus vehicle-only, will be evaluated in 22 adult subjects over a 14-day treatment period.

●	January 20, 2020 – We revealed that the active ingredient in INM-755 and INM-088 is the rare cannabinoid, CBN. We are the first company to conduct human clinical trials with CBN. Extensive preclinical program to support the INM-755 program was exhibited at the EB2020 World Congress in London UK.

●	March 10, 2020 – We reported completed enrollment in Study 755-101-HV. Treatment is expected to conclude towards the end of March and final study results are anticipated to be announced in the second half of calendar 2020.

●	March 20, 2020 – We provided an update on operational impact of the response to the COVID-19 pandemic which included discussions with the clinical site conducting the 755-101-HV Phase I trial in the Netherlands (Centre for Human and Drug Research).

●	March 24, 2020 – We announced the filing of a Clinical Trial Application, or “CTA”, in the Netherlands to initiate a second Phase I human clinical trial for INM-755 in healthy volunteers. 755-102-HV is a randomized, double-blind, vehicle-controlled, Phase I study designed to evaluate the safety and tolerability of INM-755 cream applied daily on epidermal wounds in healthy volunteers. Two strengths of INM-755 cream will be evaluated in 8 adult subjects over a 14-day treatment period.

●	April 1, 2020 – We announced that all subjects participating in the 755-101-HV Phase I clinical trial had completed treatment and clinical evaluation.

●	April 30, 2020 – We announced clinical trial application approval in the Netherlands for Study 755-102-HV, a randomized, double-blind, vehicle-controlled Phase I study designed to evaluate the safety and tolerability of INM-755 (two strengths) applied daily for 14 days on epidermal wounds in 8 healthy volunteers.

●	July 7, 2020 – We announced initiation of enrollment of the second Phase I healthy volunteer study (755-102-HV). The 755-102-HV clinical trial is a randomized, double-blind, vehicle-controlled, Phase I study designed to evaluate the safety and tolerability of INM-755 cream applied daily on epidermal wounds in healthy volunteers. Two strengths of INM-755 cream will be evaluated in eight adult subjects over a 14-day treatment period. As with InMed’s first Phase I clinical trial with INM-755, the 755-102-HV trial is being conducted at the Centre for Human Drug Research in Leiden, the Netherlands. InMed continues to anticipate reporting results from both Phase I trials in the second half of calendar 2020.

●	September 24, 2020 – We announced completion of subject treatment in the second Phase I study in healthy volunteers (Study 755-102-HV). We anticipate reporting results from both Phase I trials in the second half of calendar 2020. Assuming a positive safety profile of INM-755 for both intact skin and epidermal wounds, we anticipate filing regulatory applications for its first study in EB patients in the first quarter of 2021.

●	November 25, 2020 – We announced the top-line results of Study 755-101-HV (“Study 101”). Study 101 was a randomized, vehicle-controlled, double-blind, Phase 1 trial, that examined the safety and tolerability of two strengths of INM-755 cream on intact skin in 22 healthy adult volunteers over a 14-day treatment period. The Study 101 results indicate that INM-755 was safe and well-tolerated on intact skin, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. Drug concentrations in the blood were very low, as expected.

●	January 8, 2021 – We announced the top-line results of Study 755-102-HV (“Study 102”). Study 102 was a randomized, double-blind, vehicle controlled, single-center study, in 8 healthy adult volunteers to test the tolerability of 14 days of application of the INM-755 cream on epidermal wounds under treatment procedures designed to simulate wound care for Epidermolysis Bullosa (“EB”) patients with open wounds. Results of Study 102 indicate that INM-755 cream was safe and well-tolerated on induced open epidermal wounds, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. These data from Study 101 and Study 102 support moving forward into clinical trials in patients with EB.

●	April 28, 2021 – We announced that we filed Clinical Trial Applications (“CTAs”) in Austria, Israel and Serbia as part of a Phase 2 clinical trial of INM-755 (cannabinol) cream in Epidermolysis Bullosa (“EB”). Additional CTAs for 755-201-EB (the ‘201 study) will be submitted to National Competent Authorities (“NCAs”) and Ethics Committees (“ECs”) in France, Germany, Greece, and Italy in the coming weeks. Responses from the NCAs and ECs are expected throughout July and August 2021; timing will vary slightly by country due to differences in local procedures.

Additional Indications for INM-755

Once a company has gone to the significant investments of bringing a new chemical entity into human clinical trials, the traditional approach is to investigate as many therapeutic uses of that product in different indications, or specific diseases. We intend to pursue this strategy as a way to leverage our knowledge of CBN and investment in the development of INM-755 as a topical skin cream. Under the assumption that we would use the same formulation for other dermatological indications, there should be no need for further Phase I safety studies allowing us to proceed directly to Phase II safety and preliminary efficacy studies in humans, since the toxicology and initial human safety studies have been completed; however, the adequacy of the nonclinical and human safety data to support new dermatologic indications will be determined by the appropriate health authority. We intend to engage with dermatologists to discuss which diseases might best benefit from INM-755, outside of EB.

INM-088 for the Treatment of Glaucoma

Introduction

Glaucoma is a chronic optic neuropathy that is typically characterized by high intraocular pressure. The cause of glaucoma is understood to be inadequate or obstructed drainage of the fluid in the eye, or “aqueous humor”, through a drainage membrane called the trabecular meshwork, or “TM”, increasing the fluid pressure within the front part of the eye, or “anterior chamber”, and subsequently leading to pressure at the back part of the eye, or “posterior chamber”. The increased intraocular pressure exacts a toll on the nerve cells, called neurons, located at the back of the eye in the retina, thinning the mesh-like tissue in this region and resulting in damage to the neurons and specifically to the optic nerve, which provides the impulses of sight to the brain. This damage leads to blindness. Glaucoma is currently the second leading cause of blindness world-wide and is estimated to affect a population of about 76 million worldwide..

Current glaucoma therapies generally act to lower intraocular pressure either by reducing the aqueous humor production by the cells around the eye, or the “ciliary epithelial cells”, or by increasing fluid drainage through the TM. Nevertheless, we believe that there is considerable room for improvement of existing drugs, most of which are formulated as eye drops, in terms of increasing the amount of drug that can be safely delivered to increase its effect, improving the delivery of the drug into the eye, and reducing the common effect in currently used therapies that, over time, their efficacy diminishes as the body becomes tolerant to these classes of drugs. Studies have shown that when drugs are delivered as eye drops, less than 5% of the dose penetrates into the eye, indicating that 95% of the administered drug never reaches its desired target as it is wiped away upon blinking. Thus, there is much room for improvement on the drug delivery as a means of increasing clinical efficacy.

CBN is the key API in our second drug candidate, INM-088, which is in preclinical studies as a potential treatment for glaucoma. We conducted studies to test the ability of CBN to provide protection to the neurons at the back of the eye, referred to as “neuroprotection”, and reduce the intraocular pressure in the eye. We compared several cannabinoids, including CBD and THC, to determine which cannabinoid was the best drug candidate for the treatment of glaucoma. Of all of the cannabinoids examined, CBN demonstrated the most optimal effect of neuroprotection. Furthermore, CBN also exhibited intraocular pressure reduction capability.

Science behind Glaucoma

Glaucoma is a group of eye diseases which results in degeneration of neurons, damage to the optic nerve and vision loss. The most common type is open-angle glaucoma, or “OAG”, with less common types including closed-angle glaucoma, or “CAG”, and normal-tension (i.e., no increase in intraocular pressure) glaucoma. OAG develops slowly over time and the patients normally don’t experience pain. If left untreated, side vision may begin to decrease followed by central vision, resulting in blindness. CAG can present gradually or suddenly. The sudden presentation may involve severe eye pain, blurred vision, mid-dilated pupil, redness of the eye and nausea. Vision loss from glaucoma, once it has occurred, is permanent.

Risk factors for glaucoma include increased pressure in the eye, the thinness of the cornea, a family history of the condition, age over 40 years in African Americans, and age over 60 years for other ethnic groups (especially Mexican Americans). High intraocular pressure (those with a value of greater than 21 mmHg or 2.8 kPa) is often associated with a greater risk of glaucoma. However, some people may have high eye pressure for years and never develop damage. Conversely, neurodegeneration and optic nerve damage may occur with normal pressure, known as normal-tension glaucoma. The mechanism of OAG is believed to be slow exit of aqueous humor through the trabecular meshwork while in CAG the iris blocks the TM. Diagnosis is typically made by a dilated eye examination.

If treated early, it is possible to slow or stop the progression of the disease with medication, laser treatment, or surgery. Currently, the goal of these treatments is to decrease eye pressure. A number of different classes of glaucoma medication are available. Laser treatments may be effective in both OAG and CAG. Several of types of glaucoma surgeries may be used in people who do not respond sufficiently to other measures. Treatment of CAG is a medical emergency.

Epidemiology

The global prevalence of glaucoma for population aged 40–80 years is 3.54%, of which 75% is OAG. As of 2010, there were 44.7 million people in the world with OAG of which 2.8 million were in the United States. By 2020, the prevalence is projected to increase to 80 million worldwide and 3.4 million the United States. It occurs more commonly among older people. CAG is more common in women. Both internationally and in the United States, glaucoma is the second-leading cause of blindness.

Current Treatments in Glaucoma

Current treatments for glaucoma include medication, laser treatment and surgery. The goals of glaucoma management are to avoid glaucomatous damage, nerve damage and preserve visual field and total quality of life for patients, with minimal side effects. This requires appropriate diagnostic techniques and follow-up examinations, and judicious selection of treatments for the individual patient. Although intraocular pressure is only one of the major risk factors for glaucoma, lowering it via various pharmaceuticals and/or surgical techniques is currently the mainstay of glaucoma treatment.

Current prescription eyedrop medications targeting intraocular pressure reduction include:

●	Prostaglandins and prostaglandin analogs such as latanoprost, bimatoprost and travoprost to increase the outflow of fluid from the eye and reduce ocular pressure. These can sting the eyes, darken the iris and eyelashes, and blur vision;

●	Beta blockers such as timolol and betaxolol reduce ocular pressure by reducing the production of fluid in the eye. Possible side effects include wheezing or difficulty breathing, slowed heart rate, lower blood pressure, impotence and fatigue;

●	Alpha-adrenergic agonists such as apraclonidine and brimonidine, both reduce the production of aqueous humor and increase the outflow of fluid from the eye. Side effects may include dry mouth, red eyes or eyelids, fatigue, low or high blood pressure, blurred vision and light sensitivity; and

●	Carbonic anhydrase inhibitors such as dorzolamide and brinzolamide reduce the production of fluid in the eye, but they are associated with blurred vision, bitter metallic taste in the mouth, dry eyes, red/irritated eyes, headache, and upset stomach.

Often patients need to take a combination of different drugs and multiple eye drops throughout the day. Given side effect profiles, many patients do not take their medications properly or at all. Surgery and laser therapies are intended to physically improve the drainage of fluid from the eyes and lowering of the intraocular pressure. Patients with OAG can have clogged channels in the TM opened with laser therapy, filtering surgery (trabeculectomy) or electrocautery. In other cases, small drainage tubes may be implanted in the eye. Possible complications include pain, redness, infection, inflammation, bleeding, abnormally high or low eye pressure and loss of vision. Some types of eye surgery may accelerate the development of cataracts. Additional procedures may be needed if eye pressure continues to increase.

Treatment Considerations based on Glaucoma Severity

Competition for INM-088 in Glaucoma

Due to the large medical need and potentially significant commercial opportunity, the competitive landscape of glaucoma is intense. As such, there are currently over 10 medications approved by the FDA for the treatment of glaucoma, which are summarized in the table below, according to drug class. In addition to the currently approved medications, there are a multitude of other therapies being evaluated in clinical trials, and many others at the preclinical stage. Finally, it should be noted that there are several laser surgeries, and other forms of surgical procedures that are currently being performed to treat glaucoma, which also serve as a source of competition to the therapeutic alternatives.

In December 2017, the FDA approved RHOPRESSA® as the first in a new class of glaucoma treatments known as Rho Kinase inhibitors.

RHOPRESSA® is indicated for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension.

Most treatments for glaucoma are designed to lower and/or control intraocular pressure. Glaucoma eye drops often are the first choice over glaucoma surgery and can be very effective initially at controlling intraocular pressure to prevent eye damage. Glaucoma eye drop formulations are often prescribed in combination to achieve an additive or synergistic effect for the best intraocular pressure control. However, some people are poor candidates for various glaucoma eye drops; in particular, those who may react negatively to drug product that may reach other parts of the body. A certain percentage of the active ingredient of the medication, though small, will enter the bloodstream via eye vasculature and may adversely affect other organ functions such as heart rate and breathing.

INM-088 is envisioned as a once- or twice-a-day eye drop medication to compete with treatment modalities in the medicines category if approved for commercialization.

In addition to INM-088, we are only aware of one other pharmaceutical-grade cannabinoid-based therapy being evaluated for the treatment of glaucoma. Specifically, Skye Biosciences Inc. (formerly Emerald Biosciences) is developing NB1111 (THC-Val-HS) for the treatment of glaucoma. NB1111 is a THC prodrug, which has demonstrated intraocular pressure-lowering efficacy in preclinical models.

Medicines for Glaucoma Treatment (Intraocular Pressure-Lowering Drugs)

Investigational Glaucoma Treatments

Despite the treatments available for lowering the intraocular pressure, there are some individuals for whom these treatments are either not tolerated due to side effects or in whom the intraocular pressure is not sufficiently lowered. In these situations, both glaucoma patient and physician look for alternative therapies.

While some experimental glaucoma medications explore new ways of controlling intraocular pressure, other treatments are directed at protecting the optic nerve (neuroprotection) to prevent eye damage, potential vision loss or even blindness. Many ongoing clinical studies are trying to find neuroprotective agents that might benefit the optic nerve and certain retinal cells in glaucoma.

Some investigational treatments are undergoing FDA clinical trials to prove safety and effectiveness. Other potential glaucoma treatments are strictly in experimental stages and may be years away from the possibility of being available on the marketplace.

Cannabis (THC) to treat Glaucoma

Decades of anecdotal evidence suggests that the use of Cannabis may play a role in lowering intraocular pressure in glaucoma. However, no such products have been formally investigated in clinical trials and none is currently approved for the treatment of this disease. The neuroprotective role of cannabinoids has not heretofore been utilized as a therapeutic strategy in glaucoma, primarily due to great difficulties associated with the targeted delivery of cannabinoids to intraocular tissues. This class of compound is also relatively poorly bioavailable due to its low aqueous solubility.

Previously reported attempts for topical delivery of cannabinoids, in particular, the psychoactive drug THC, to the ocular tissues used formulations based on mineral oil. Until very recently, studies on novel topical ophthalmic formulations of cannabinoids have been largely non-existent. Nevertheless, the use of marijuana to treat glaucoma has extensive anecdotal evidence and some supporting clinical data. It has been definitively demonstrated and widely appreciated, that smoking marijuana lowers intraocular pressure in both normal individuals and in those with glaucoma. Certain drawbacks are associated with the use of (smoked) marijuana to treat glaucoma:

●	Marijuana has a short duration of action (only 3-4 hours), meaning that to lower the intraocular pressure around the clock it would have to be smoked every three hours;

●	Marijuana’s mood-altering effects, almost exclusively via the chemical THC, would prevent the patient who is using it from driving, operating heavy machinery, and functioning at maximum mental capacity; and

●	Marijuana cigarettes also contain hundreds of compounds that damage the lungs, and the deleterious effect of chronic, frequent use of marijuana upon the brain is well established.

Other means of administering THC include oral, sublingual, and eye drop instillation. The first two modalities avoid the deleterious effect of marijuana smoke on the lungs but are limited by the other systemic side effects. Other side effects associated with systemic use of THC for glaucoma include: impaired lung function, psychosis, anxiety dependence, tolerance, acute cardiac events and central nervous system-related adverse effects. In one study in which doctors offered some of their patients with worsening glaucoma the option of pills containing THC and/or smoking marijuana, all of them experienced side effects and 4 of 9 patients had discontinued use by either or both methods within 9 months due to side effects. Given that glaucoma is a lifelong disease, commonly requiring treatment for decades, these results strongly suggest that systemic use of THC is not a reasonable treatment option for such patients. The use of eye drops containing THC, or related compounds, has been investigated, but it has not yet been possible to formulate an eye drop that is able to introduce the drug into the eye in sufficient concentrations due to the low poor water solubility of the active ingredients.

Although marijuana may lower the intraocular pressure temporarily, that intraocular pressure-lowering effect is only one consideration in slowing the optic nerve damage of glaucoma. For instance, there is a growing body of evidence that inadequate blood supply to the optic nerve may contribute to glaucoma-related damage. Since marijuana given systemically is known to lower blood pressure, it is possible that such an effect could be damaging to the optic nerve in glaucoma, possibly reducing or eliminating whatever beneficial effect that would be conferred by lowering intraocular pressure. For this reason, marijuana, or its components administered systemically, cannot be recommended without a long-term trial which evaluates the health of the optic nerve.

An exciting finding is the discovery of receptors for cannabinoids in the tissues of the eye itself, suggesting that local administration has the possibility of being effective. Furthermore, there is evidence from research in the brain that there may be properties of the cannabinoids that protect nerve cells like those in the optic nerve. This raises the hope that cannabinoids could protect the optic nerve not only through intraocular pressure-lowering but also through a neuroprotective mechanism. However, unless a well-tolerated formulation of a marijuana-related compound with a much longer duration of action is demonstrated in rigorous clinical testing to reduce optic nerve damage and preserve vision, there is no scientific basis for use of these agents in the treatment of glaucoma.

The wide variety of topically effective anti-glaucoma drugs that are available today, and a few others in the developmental stage, represent significant advancement in ocular therapeutics. While these topical ophthalmic preparations have reduced the risk of systemic toxicity to some extent, their long-term use causes systemic as well as ocular toxicity. Many ophthalmologists generally select the drugs individually and replace them regularly in order to prevent the habituation phenomenon (reduction in effect of the drug over time due to tolerance) and negative side effects.

Drug Discovery Process

To date, we have utilized several preclinical investigations to:

●	Compile a list of genes that are associated with development of glaucoma disease from our own in-house curated disease analysis. We grouped these selected genes based on the glaucoma disease hallmarks such as trabecular meshwork remodeling, retinal ganglion cell survival and genes involved in extracellular matrix; and

●	Better understand the relationship among selected glaucoma disease genes, we constructed a protein-protein interaction network and the graphic view of the interaction network was built for further discovery.

Glaucoma is a neurodegenerative disease in which various triggers (such as elevated intraocular pressure) induce cascades of events, which ultimately lead to apoptotic retinal ganglion cell death and result in irreversible loss of vision. However, as mentioned above, the goal of all current glaucoma therapies is to reduce intraocular pressure without including any strategies of neuroprotective treatment. In fact, some patients often fail to show much improvement even after intraocular pressure reduction, whereas others develop glaucoma in the absence of elevated intraocular pressure.

Key Preclinical Results for CBN as a Drug Candidate to Treat Glaucoma

INM-088 is an eye-drop CBN formulation being developed for the treatment of glaucoma. The preclinical development program for INM-088 has included a number of studies comparing a number of cannabinoids, including CBN, THC and CBD, among others, to determine which cannabinoid holds the greatest potential to treat glaucoma. This preclinical research to date is comprised of both in vitro and in vivo studies and led to the selection of CBN as the lead drug candidate for further development.

The scope of the in vitro studies to date include the following:

1) Evaluation of the neuroprotective effects of selected cannabinoids on the differentiated retinal ganglion cells, or “RGCs”, a thin layer of neurons responsible for relaying visual signals in the eye, under normal atmosphere pressure and elevated pressure conditions.

Notably, exposure of RGCs to increasing concentrations of several cannabinoids, including THC and CBD resulted in dose dependent cytotoxicity, or cell death, over time. Importantly, however, CBN-exposed RGCs demonstrated the lowest level of toxicity among the cannabinoids used in these experiments (n=5). In addition, exposure of the RGCs to elevated pressure in a cell-based model for glaucoma (without exposure to cannabinoids) for 72 hours resulted in high level of cytotoxicity, whereas exposure of these cells to both an elevated pressure (20-40 mmHg) plus CBN, within the same time-period, resulted in cell survival in a dose dependent fashion. A neuroprotective effect of CBN was also observed under elevated pressure conditions in the pressurized chamber that is designed to mimic the clinical situation of increased intraocular pressure in glaucoma; CBN performed better than both CBD and THC in this preclinical model under identical testing conditions.

2) Evaluation of anti-apoptotic effects of CBN on the differentiated RGCs when exposed to elevated pressure conditions.

Using the same in vitro model described above, we also looked at a specific, natural self-destruction process called programed cell death, or apoptosis. We verified that CBN has an anti-apoptotic effect on differentiated RGCs when subjected to elevated hydrostatic pressure. Exposure of these cells to high-pressure levels in the pressure chamber apparatus, without exposure to cannabinoids, for 6 hours resulted in an induction of apoptosis ranging from 30-60% (n=3). Exposure of these cells under the same conditions concurrently with CBN prevented apoptosis and resulted in a higher level of cell survival.

3) Evaluation of CBN impact on the expression of specific extracellular matrix (ECM) markers on primary human trabecular meshwork (TM) cells under basal condition and following stress-induction with Transforming Growth Factor Beta 2 (TGF-ß2), a cytokine used to alter extracellular matrix metabolism.

A key risk factor for the development and progression of glaucoma is elevated IOP, the result of increased resistance to aqueous humor outflow through the TM. Therefore, evaluation of CBN effects on TM observed under elevated pressure conditions mimics the clinical presentation of IOP in glaucoma is relevant in the clinical context of the disease. Increased outflow resistance has been strongly correlated with aberrantly elevated levels of TGF-ß2, a cytokine used to alter extracellular matrix metabolism of the TM of glaucoma patients compared to healthy individual. Using human primary TM cells derived from various donors and propagated in vitro at different cell passages, we were able to demonstrate that several extra-cellular matrix proteins, or “ECM” markers, were upregulated by TGF-ß2 induced condition. Furthermore, CBN treated TM cells basal condition or TGF-ß2 induced conditions for a duration of 72 hours resulted in reduction in the expression of several of these ECM protein markers (n=5).

We also conducted several in vivo experiments to understand the pharmacokinetics and efficacy of CBN in the eye as a potential treatment for glaucoma. The scope of these in vivo studies to date include the following:

4) Evaluation of CBN pharmacokinetic profile in the eye and plasma of a preclinical model by direct intravitreal (IVT) injection into the eye.

Our first in vivo study was designed to determine the pharmacokinetic profile of CBN in preclinical models, specifically measuring CBN levels in the eye and plasma following direct bilateral IVT injection. This means that individual injections were made directly into the vitreous humor (fluid of the central cavity of the eye). Following IVT delivery, CBN levels from the plasma (n=3 per time point) and the eye (n=6 per time point) were measured at several timepoints using a qualified method. CBN levels in the plasma samples were below the detection limit of the assay. Furthermore, CBN levels in the preclinical eye model were shown to persist for an extended period of time with a projected half-life (t1⁄2) in the eye of approximately 33 hrs.

5) Evaluation of CBN neuroprotective and IOP-lowering effects in a preclinical glaucoma model by IVT injection.

We conducted a preclinical efficacy study to evaluate neuroprotective and IOP lowering effects of CBN following IVT injection in a preclinical episcleral vein laser photocoagulation model for glaucoma. To determine the health of the neurons inside the eye, a diagnostic tool called pattern electroretinogram (pERG) was used to measure electrical activity generated by the neuron in response to light. The baseline pERG measurements were initially made and treatment groups were randomized based on their baseline pERG amplitudes (n=11-14 per group). High IOP was induced unilaterally by laser photocoagulation of episcleral veins (to approximately 19 mmHg). The untreated eye served as a control. CBN was delivered by IVT injection after episcleral laser photocoagulation on three occasions. IOP and pERG were monitored at specific time points throughout the study. Reduction in IOP (to approximately 13 mmHg for the CBN treated group) and improvement of pERG amplitudes (-49.9% form baseline for vehicle control group, -31.6% from baseline for the active control (brimonidine tartrate) group and -31.6% from baseline for the CBN group) were the outcomes measured that are useful in evaluating candidates for a potential glaucoma treatment. In summary, data from this study demonstrated a reduction of IOP and improvement of pERG function following IVT injection of CBN in this preclinical episcleral vein laser photocoagulation model of glaucoma.

Ocular Formulation Development for INM-088

There are a wide variety of topically effective anti-glaucoma drugs that are available today and others in the developmental stage that represent significant advancements for ocular therapeutics. Ophthalmologists typically prescribe drugs individually and then switch to different classes of drugs on a regular basis in order to prevent the habituation phenomenon (reduction in effect of the drug over time) and negative side effects. There is an opportunity for new therapies with low systemic toxicity and those which may not exhibit habituation.

Until very recently, studies on novel topical ophthalmic formulations of cannabinoids have been largely non-existent. Designing an ideal delivery system for any ocular disease depends on the molecular properties of the drug substance and incorporating it into the formulation while taking into consideration parameters such as size, charge, and affinity towards various ocular tissues and pigments.

For all delivery technologies under examination as candidates for INM-088, key design criteria include, among others:

●	Biocompatibility and biodegradability of the formulation;

●	Viscous fluid behavior while inside the container (to facilitate ease of manufacturing, handling and dosing);

●	Characterized and defined drug release, absorption and subsequent carrier degradation;

●	Optimized particle size and surface charge to avoid irritation upon application to the eye and to facilitate ocular penetration; and

●	Stable final drug product to ensure drug product quality storage over time.

One of the delivery technologies under development as a potential delivery vehicle for CBN in ocular disease is our proprietary, stimulus-responsive, nanoparticle-laden hydrogel vehicle for spatiotemporal and dosage-controlled release of cannabinoids into the aqueous humor of the eye. This hydrogel is envisioned to be packaged as a liquid and is intended for application as an eye drop. We investigated the compatibility and effectiveness of our hydrogel formulation with CBN as compared to other third-party ocular drug delivery technologies such as EyeCRO’s MiDROPs® microemulsion. We conducted an in vivo study that compared both the hydrogel and MiDROPs® formulated with CBN and showed that a similar level of CBN was measured in the retina and retinal pigmented epithelium tissues following topical administration of each formulation. In early December 2020, we selected a final delivery technology based on the extensive data collected from these assessments that included solubility, drug delivery localization and sustained effect. This selection resulted in a licensing agreement with EyeCRO LLC for its proprietary MiDROPs® technology. Through this agreement, InMed has secured an exclusive, global commercial rights for the utilization of MiDROPs® for all cannabinoids, cannabinoid analogs and their variants. One key benefit for our INM-088 program by working with EyeCRO is that their product development and testing with MiDROPs® is already well advanced, having been previously reviewed by the US FDA during a pre-IND meeting.

Next Steps for the INM-088 in Glaucoma Program:

Subject to COVID-related delays and other external factors, we plan to accomplish the following tasks for the INM-088 in Glaucoma program during calendar year 2021 and into calendar year 2022:

●	Process and analytical development and scale-up of INM-088 formulation, MiDROPs® with CBN, to enable pre-clinical and clinical supply;

●	Conduct additional preclinical studies;

●	Initiate and complete IND/CTA-enabling toxicology studies; and

●	Prepare and file regulatory submissions (IND/CTA) and initiate the first clinical trials for INM-088.

Key Milestones:

●	May 10, 2017 – We announced the filing of a patent (US62/503,258) entitled, “Ocular Drug Delivery Formulation” for INM-085 as a cannabinoid-based topical (hydrogel) therapy for glaucoma, which is an important step in providing intellectual and commercial protection for this therapy. We should note that the patent is for the hydrogel formulation and does not depend on which cannabinoid is used. We are developing a stimulus-responsive, nanoparticle-laden vehicle for controlled delivery of ophthalmic drugs into the aqueous humor of the eye.

●	October 24, 2017 – We announced results from a study co-sponsored by us (Dr. Sazzad Hossain, our Chief Scientific Officer at the time) and University of British Columbia (laboratories of Professors Vikramaditya Yadav and Ujendra Kumar). We believe that this InMed-University of British Columbia study is the first ever to report hydrogel-mediated cannabinoid nanoparticle delivery into the eye, resulting in enhanced drug uptake via the cornea and lens. This study further evidences our capacity to conduct a wide spectrum of drug development activities, including:

●	packaging the cannabinoid as a nanoparticle;

●	formulation of a cannabinoid drug candidate into a novel, tissue specific delivery vehicle; and

●	confirmation of drug delivery and diffusion into a target tissue.

In this study, our proprietary hydrogel delivery method offered unique rheological characteristics permitting it to form a thin, uniform coating - essentially a gel-like lens - over the cornea through blinking of the eyelid. This lens holds the drug in place and allows for trans-corneal absorption of the drug, which can then diffuse within the eye to the retina. Total drug delivered using this hydrogel nanoparticle formulation was three-times higher than the control formulation.

●	March 6, 2018 – We announced the publication of data on our glaucoma/hydrogel formulation program in the peer-reviewed journal Drug Delivery and Translational Research. The article, titled “A stimulus-responsive, in situ forming, nanoparticle-laden hydrogel for ocular drug delivery”, presents results from preclinical studies co-sponsored by us and was co-authored by Dr. Sazzad Hossain, our Chief Scientific Officer at the time of publication, and conducted at the labs of Drs. Vikramaditya Yadav and Ujendra Kumar at the University of British Columbia. In these studies, the investigators successfully validated the efficient transport of the formulated product in whole-eye experiments. The work seamlessly combined product design, synthetic biology, polymer rheology, and analysis of mass transport within ocular tissue. The hydrogel was formulated as a composite of hyaluronic acid and methylcellulose. Both polymers are biocompatible and highly mucoadhesive, making them ideal candidates for an ocular formulation. The amphiphilic nanoparticles were composed of a block copolymer composed of poly-ethylene oxide and poly-lactic acid, designed to facilitate enhanced cannabinoid drug delivery into the eye via the cornea. Results from the experiment verified the performance of a stimulus-responsive switching between thixotropy (thinning of the gel upon a shearing force, such as blinking) and temperature-dependent rheopexy (reforming as a gel after blinking), resulting in a thin, uniform gel-like lens that holds the drug in place to allow for trans-corneal transport. Envisioned as a once-per-day (at bedtime) administration, this formulation is designed to address many of the issues associated with current glaucoma medications.

●	May 14, 2018 – We announced the filing of a PCT Application (PCT/CA2018/050548) for a cannabinoid-based topical therapy for glaucoma, which includes the protection of our technology in several countries, including the United States, and claims a priority date from May 8, 2017 (PCT/CA2018/050548). The PCT Application filing is a conversion from the provisional patent filed in May 2017.

●	Jan. 20, 2020 – We revealed that the active ingredient in INM-755 and INM-088 is the rare cannabinoid, CBN and that we are the first company to conduct human clinical trials with CBN.

●	May 12, 2020 – We announced filing of a PCT application entitled “Compositions and Methods for Use of Cannabinoids for Neuroprotection”. This application was initially filed as a provisional patent application and it is pertaining to the potential of cannabinoids in the prevention of neuron damage associated with glaucoma.

●	On May 27, 2020 – We provided an update on the preclinical results from its INM-088 drug development program including a summary of the studies undertaken and the key results of those studies noting the potential for CBN to contribute an independent neuroprotective effect in addition to the standard IOP reduction approach to treating glaucoma.

●	Dec. 3, 2020 – We announced the selection of the final formulation for INM-088, and we secured an exclusive, worldwide license from EyeCRO LLC for its Microemulsion Drug Ocular Penetration System (“MiDROPS®”) eyedrop delivery technology targeting effective, topical administration of cannabinoids to the eye.

Additional indications in ocular disease

Similar to the strategy being pursued with INM-755, we intend to fully investigate the potential for CBN in INM-088 to treat a wide array of ocular diseases, in particular, the potential for CBN to provide neuroprotection across several diseases where blindness is the ultimate outcome. We are currently pursuing preclinical models to more closely study this effect and will leverage the toxicology and Phase I safety studies across these new indications, if deemed applicable.

Other Research and Development Programs

There is a need to find alternatives to treat chronic and severe pain that are non-addictive and have limited side effects. We have conducted limited preclinical investigations of the potential of non-THC cannabinoids to treat pain using a topical approach. In September 2018, we filed a PCT Application in the United States for INM-405 as cannabinoid-based topical therapies for the treatment of pain, which is an important step in protecting our intellectual and commercial property. The patent cites a range of cannabinoids, alone or in combination, applied topically to treat various types of pain—muscle, nerve, arthritis-induced joint pain, etc.

Key In Vivo Results for our Pain Program

Important data from our research program for pain medications were published in the European Journal of Pain (2017) and the Archives of Oral Biology (2019). Both publications specifically cited data on the use of THC and certain other cannabinoids, alone and in combination, at varying ratios, in a preclinical pain model. Findings from the published studies include:

●	Expression of cannabinoid receptors on masseter ganglion neurons. Both CB1 and CB2 receptor expression was observed in the trigeminal ganglion neurons that innervate the masseter muscle, as well as in the neuronal fibers in the muscle itself. This confirms that these peripheral nerves may be appropriate targets for a cannabinoid therapy;

●	Effect of intramuscular injections of THC and certain other cannabinoids, alone and in combination, on nerve growth factor, or “NGF”, induced sensitization. NGF, if injected into a target tissue (muscle), makes the tissue more sensitive to pain, as can be measured by a mechanical threshold, or “MT”, scale. On this scale, a lower number represent a lower pain threshold, or a lower ability to tolerate a painful stimulus. NGF injection resulted in a lowering of the MT score. Applications of THC and certain other cannabinoids, either alone or in combination, were associated with an increase of MT, meaning a higher ability to tolerate pain. It should be noted that the NGF-induced reduction in MT model mimics the type of pain reported by sufferers of TMD. Importantly, these cannabinoids only affected the muscle into which it was injected; there was no effect on surrounding tissue; and

●	In a behavioral analysis in these studies, test subjects treated with peripheral application of THC, the leading psychoactive component in marijuana, and certain other cannabinoids did not exhibit any effect on motor function. This indicates that the dose of THC used did not achieve sufficient circulatory distribution to reach the brain where it may exhibit psychoactivity. However, repeat applications of THC may still have potential to induce significant undesirable central effect.

Our INM-405 research program is at an early-stage and its continued development is subject to available resources and/or our ability to find funding or strategic partners. Continued investment in our INM-405 research program is under review and we will make a determination as to its future development based on several strategic factors, including other research priorities, in due course.

We have conducted a broad range of research and development activities to explore other uses of cannabinoids in treating human diseases with unmet medical needs.

Areas of our research focus have included Chronic Obstructive Pulmonary Disease, or “COPD”, neurodegenerative diseases such as Huntington’s Disease, and breast cancer.

These programs are at various early stages of development and, as non-core assets, their continued development is subject to available resources and/or our ability to find funding or strategic partners. Continued investment in each program is under review and we will make determinations as to which programs to continue based on several strategic factors. In addition, we may choose to partner some or all of these programs with external parties.

Recent Development

Definitive Agreement to acquire BayMedica, Inc.

On September 13, 2021, we announced the signing of a definitive agreement on September 10, 2021 to acquire BayMedica Inc. (“BayMedica”), a private company based in the USA that specializes in the manufacture and commercialization of rare cannabinoids (the “Definitive Agreement”). Closing of the transaction is expected to occur early of the fourth quarter of calendar 2021 and is subject to certain customary closing conditions. This Definitive Agreement follows on the June 29, 2021 announcement, when we announced the signing of a non-binding letter of intent (the “LOI”) to acquire BayMedica. Upon closing, we will become a global leader in the manufacturing of rare cannabinoids, with expertise in three distinct and complementary cannabinoid manufacturing approaches. Our proprietary cannabinoid manufacturing process, IntegraSyn™, combined with BayMedica’s synthetic biology and chemical synthesis capabilities, will provide us with complete manufacturing flexibility to select the most appropriate, cost-effective method based on the target cannabinoid and appropriate quality specifications for the desired market segment. In parallel to cannabinoid manufacturing, the combined company will continue to explore the therapeutic potential of cannabinoids and novel cannabinoid analogs for pharmaceutical drug development, as well as expand commercial sales of rare cannabinoids to the consumer health and wellness sector.

BayMedica is a revenue-stage biotechnology company leveraging its significant expertise in synthetic biology and pharmaceutical chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant rare cannabinoids for consumer applications. BayMedica is currently commercializing the rare cannabinoid CBC (cannabichromene) as a B2B supplier to distributors and manufacturers marketing products in the health and wellness sector. Revenues of BayMedica’s initial rare cannabinoid product, Prodiol® CBC (cannabichromene), have grown steadily since sales commenced in December 2019, with cumulative revenues in excess of US$2.5M with revenues growing at an average of approximately 35% quarter on quarter in the 12 months ended June 30, 2021. BayMedica leads the industry in large batch production of CBC with current batch sizes of more than 200kg and an ability to increase to metric ton quantities as market demand increases. BayMedica is focused on the wholesale to consumer health and wellness markets, including nutraceuticals, cosmetic, functional food and beverage, as well as animal health markets. In addition to CBC, BayMedica has several high value non-intoxicating rare cannabinoids in various stages of commercial manufacturing scale-up including CBDV, THCV, CBGV, CBT and CBN for the health and wellness markets.

In November 2020, we entered into a reciprocal Research Collaboration Agreement with BayMedica to explore synergies between their respective technologies. BayMedica has been assessing specific elements of InMed’s proprietary IntegraSyn™ approach for the production of cannabinoids. We have initiated preclinical investigation of several compounds selected from BayMedica’s extensive library of proprietary cannabinoid analogs designed to be developed to treat human disease.

Pursuant to the indicative terms of the Definitive Agreement, upon closing of the transaction, we will acquire 100% of BayMedica in exchange for 1.78 million of our common shares and certain warrants, to be issued to BayMedica’s equity and convertible debt holders with any such issued common shares being subject to a six-month contractual hold period and the warrants being exercisable after six months. The total number of our common shares to be issued or issuable in the proposed transaction may be reduced in the event that BayMedica’s net liabilities exceed a negotiated threshold following completion of a financial review of BayMedica’s closing balance sheet. The Definitive Agreement further provides that 470,000 of our common shares issuable on closing will be held in escrow, subject to cancellation, to satisfy certain potential post-closing indemnification and other claim(s) that we may have under the definitive agreement in the six- and twelve-month period following closing of the proposed transaction. BayMedica’s equity and debt holders would receive Series A warrants to acquire up to 800,000 of our common shares with an exercise price equal to 125% of the average of the daily volume-weighted average price of the common shares on Nasdaq for the twenty days prior to the third business day before the closing of the proposed transaction (the “Deal Share Price”) and Series B warrants to acquire up to 800,000 of our common shares priced at 200% of the Deal Share Price. The closing of the proposed transaction is subject to various customary closing conditions.

Manufacturing

The CBN used in INM-755 and INM-088 is currently sourced from either contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry. Changes in contract manufacturers or suppliers may require additional verification of the vendor’s quality systems, compliance, manufacturing process, testing and equivalency to the currently supplied CBN prior to use. This is intended to be an interim step to enable us to proceed with developing its formulations, execute preclinical toxicology studies and progress through Phase I and II clinical trials. Thereafter, we may be able to utilize our IntegraSynTM system for GMP APIs. Bridging studies consisting of chemical analysis and, possibly, animal bioavailability studies may be required in order to switch our API from the current external manufacturing sources to our internal IntegraSynTM based APIs.

We expect that the final formulations (API + excipients + packaging) of INM-755 topical cream and the INM-088 eye drop formulation will be manufactured by contract manufacturers and sub-component fabricators. The contract manufacturers and sub-component fabricators will be selected based on their specific competencies in manufacturing, quality standards, and materials. FDA regulations require that products be produced under current cGMP.

Intellectual Property

A patent is a monopoly granted by a government for a period of up to 20 years. A patent provides an enforceable legal right to prevent others from exploiting an invention being a product, device, system, substance, process or method in the country of grant. For an invention to be patentable, it must be novel, involve an inventive step and useful at the time of filing the initial patent application for that invention. At 18 months from the initial patent application, the detailed description of the invention is published. In order to secure patent protection, a patent application is filed with the patent office in each country of interest, the application is considered under the patent laws of that country, and a patent will issue if the application meets the patentability criteria of that country. After a patent expires or lapses, anyone can then use the invention.

The grant of a patent does not guarantee validity and a patent may be challenged by third parties at a patent office by re-examination in some countries or through the courts by revocation proceedings. The grant of a valid patent does not mean that the invention may be exploited in a given country without infringing third party intellectual property rights in that country.

The owner of a patent has the exclusive right to prevent others from making, selling, importing or otherwise using the patented invention for the life of the patent. Patent infringement occurs when someone makes, hires, uses, imports or sells the patented invention, or a product made by a patented method, or offers to do these things, within the country covered by the patent without the permission of the owner of the patent.

Patent applications and patents are subject to payment of renewal fees over the life of the patent in order to maintain patent rights. If the renewal fees are not paid then the application or patent may lapse.

Adequate protection of intellectual property is a means to ensure that we can commercialize our intellectual property and reduce the likelihood of imitation by competitors. We intend to utilize patents available to protect its IP wherever possible. In addition, we also rely on trade-secrets and process know-how to protect our intellectual property. While we cannot patent the naturally occurring individual cannabinoids used in our products, there are a number of other approaches to protect our inventions. These include:

●	patents on individual or combinations of cannabinoids that provide novel methods for treating diseases;

●	cannabinoid delivery technology, formulations designed specifically to increase the safety and efficacy of drug treatments; and

●	manufacturing processes for cannabinoids.

The patent methodologies listed above will be designed in a way to thoroughly protect our multi-faceted approach to develop novel cannabinoid medicines. We typically file patent applications in US, Canada, EU and other selected commercially significant foreign jurisdictions.

As of August 30th, 2021, we have three patent families covering novel methods for treating diseases, two for our INM-755 program (WO/2017/190249 and WO/2019/056123) and one for our INM-088 program (PCT/CA2020/050547). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2040. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of August 30th, 2021, we have one patent family covering cannabinoid delivery technology for the INM-088 program (WO/2018/205022). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of August 30th, 2021, we have two patent families covering manufacturing process for cannabinoids of interest (WO/2019/046941 and PCT/CA2020/050309). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2040. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

The Patent Cooperation Treaty, or “PCT”, is an international patent law treaty, which provides a unified procedure for filing patent applications to protect inventions in each of its member states. There are 151 member countries within the PCT, enabling near-global patent coverage through successful patent prosecution in the U.S., Japan, Europe, Canada, Australia, New Zealand, China, Brazil, Russia, India and many other countries. We have several filed patent applications currently either in the provisional stage or PCT stage of review as shown above. None have been granted to date. We retain the full commercial rights to all of these patents with any exceptions noted in the above table.

ITEM  1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth below.

●	Our potential acquisition of BayMedica may not close and if it does close it may not be successful.

●	Our IntegraSynTM manufacturing approach may prove unsuccessful in being economically competitive.

●	Our prospects depend on the success of our Product Candidates which are at early-stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Recent federal legislation and actions by state and local governments may permit reimportation of drugs from/to foreign countries where the drugs are sold at lower prices than in the country of origination, which could materially adversely affect our business and financial condition.

●	The COVID-19 coronavirus could adversely impact our business, including several key activities that are critical to our success.

●	The market prices for our common shares are volatile and will fluctuate and raising additional capital may cause dilution to our existing shareholders.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

●	In connection with the audit of our financial statements as of and for the years ended June 30, 2021 and 2020, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

●	We have a contingent liability arising out of electronic communications inadvertently made available to potential investors. These disclosures may constitute violations of Section 5 of the Securities Act of 1933.

●	We have incurred significant losses since our inception, we anticipate that we will continue to incur losses in the future, we currently have no commercial revenue and we may never become profitable.

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

●	We are dependent upon our key personnel to achieve our business objectives.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

Risk Factors

Investing in our common shares involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Form on 10-K, including the consolidated financial statements and the related notes, before making a decision to buy our common shares. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Related to our Business and Industry

Our potential acquisition of BayMedica may not close and if it does close it may not be successful.

We have signed a Definitive Agreement to acquire BayMedica. That transaction is subject to certain closing conditions and we cannot assure you that we will be able to close the transaction. In addition, BayMedica is an early stage development company and it has never been profitable. We will have to incur substantial expense to continue to develop its products and develop a market for those products in order for the transaction to be successful. We cannot assure you that those efforts will be successful.

Our IntegraSynTM manufacturing approach may prove unsuccessful in achieving yields and/or cost levels required to be economically competitive with alternative methods of manufacturing.

Given the early-stage of development of the IntegraSynTM program and the risks inherent in research and development, it is too early to project the commercial viability of cannabinoids produced via this process. Potential negative outcomes from this program include but are not limited to:

●	the technology fails to produce sufficient quantities of cannabinoids or ones for which we or others have a need; or

●	the cost structure of the technology is such that it is not commercially competitive with alternate methods of cannabinoid manufacturing leading to the technology having no value proposition nor incremental value to the Company.

Our prospects depend on the success of our Product Candidates which are at early-stages of development with a statistically high probability of failure.

Given the early-stage of development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the FDA, HC, or any similar regulatory authority. To obtain regulatory approvals for our Product Candidates being developed and to achieve commercial success, clinical trials must demonstrate that the Product Candidates are safe for human use and that they demonstrate efficacy. We have no products or technologies which are currently in human clinical trials. Additionally, we have no products for commercial sale or licensed for commercial sale, nor do we expect to have any such products for the next several years.

Many potential pharmaceuticals products never reach the stage of clinical testing and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Our Product Candidates may fail for a number of reasons, including, but not limited to, being unsafe for human use or due to the failure to provide therapeutic benefits equal to or better than the standard of treatment at the time of testing. Positive results of early preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. Similarly, positive results from early-stage clinical trials may not be indicative of favorable outcomes in later-stage clinical trials. We can make no assurance that any future studies, if undertaken, will yield favorable results.

The early-stage of our product development makes it particularly uncertain whether any of our product development efforts will prove to be successful and meet applicable regulatory requirements, and whether any of our Product Candidates will receive the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. If we are successful in developing our current and future Product Candidates into approved products, we will still experience many potential obstacles, such as the need to develop or obtain manufacturing, marketing and distribution capabilities. If we are unable to successfully commercialize any of our products, our financial condition and results of operations may be materially and adversely affected.

Even if our Product Candidates advance through preclinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future preclinical studies and clinical trials. Since our inception as a pharmaceutical company in October 2014, we have conducted numerous preclinical experiments and are currently conducting early-stage clinical trials, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with less than 20 employees and, therefore, have limited internal resources both to conduct preclinical studies and clinical trials and to monitor third-party providers. As our Product Candidates advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We intend to conduct clinical trials for our Product Candidates both inside and outside the United States. To date, all of our clinical development has been conducted outside of the United States. Ultimately, we plan to submit NDAs for our Product Candidates to the FDA and other regulatory authorities upon completion of all requisite clinical trials. As an example, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with FDA regulations relating governing human subject protection and the conduct of clinical trials, which are referred to as “Good Clinical Practice”, or “GCP” requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA or any other regulatory authorities will accept data from clinical trials conducted outside of the United States or other international jurisdictions. If the FDA or any other regulatory authorities does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

If a drug has a potential for abuse, the NDA or other regulatory submission must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling (for example, in the U.S. under the federal Controlled Substances Act, or “CSA”). A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. While we believe there would be relatively minimal abuse potential with our Product Candidates given the low drug concentration and topical route of administration, we could be incorrect or they may be perceived as having the potential for substance abuse. In either case, there may be a negative effect on our ability to successfully develop or commercialize our Product Candidates. Since our Product Candidates contain purified substances that are chemically identical to those occurring in nature, they may, therefore, be classified as “controlled substances”, and their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our Product Candidates. These pressures could also limit or restrict the introduction and marketing of our Product Candidates. Despite that fact that our APIs, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no interaction with the Cannabis plant, adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable for our Product Candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed. Furthermore, if our Product Candidates are classified as “controlled substances”, they may be subject to import/export and research restrictions that could delay or prevent the development of our products in various geographical jurisdictions. The successful commercialization of our Product Candidates may require permits or approvals from regulatory bodies, such as the DEA, that regulate controlled substances.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, or “FCPA”, the Canadian Corruption of Foreign Public Officials Act, or “CFPOA”, and other global anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences

The FCPA and the CFPOA, as well as any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are or may become subject generally prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity and requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from/to foreign countries where the drugs are sold at lower prices than in the country of origination, which could materially adversely affect our business and financial condition.

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

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. Other companies researching in the same disease areas may develop products that are competitive or superior to our Product Candidates. Other companies working in cannabinoid research may develop products targeting the same diseases that we are focused on that are competitive or superior to our Product Candidates. In addition, there are non-FDA approved Cannabis / cannabinoid preparations being made available from companies in the so-called “medical marijuana” industry, which may be competitive to our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

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

We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Despite the implementation of security measures, our information technology systems, and those of our third-party contractors and consultants, are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. Nonetheless, our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation, suffer disruptions to our research and development and incur increased operating costs including increased cybersecurity and other insurance premiums, costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability. For instance, the loss of preclinical or clinical data could result in delays in our development and regulatory filing efforts and significantly increase our costs.

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

The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. Any of the foregoing could materially adversely affect our research and development activities, clinical trials, supply chain, financial condition and cash flows.

If the COVID-19 outbreak continues to spread, we may need to limit operations or implement other limitations on our activities. There is a risk that countries or regions outside the United States and Canada may be less effective at vaccinations and containing COVID-19, in which case the risks described herein could be elevated significantly.

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

We currently hold the majority of our cash, cash equivalents and short-term investments in U.S. dollars which is our functional currency. A portion of our current operations is conducted in Canadian dollars. Exchange rate fluctuations between other currencies and the U.S. dollar create risk in several ways, including the following:

●	weakening of the Canadian dollar may decrease the value of our Canadian dollar cash, cash equivalents and short-term investments;

●	weakening of the U.S. dollar may increase the cost of operations and products/services sourced in Canada;

●	the exchange rates on non-U.S. dollar transactions and cash deposits can distort our financial results; and

●	commercial product pricing and profit margins are affected by currency fluctuations.

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

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its audits of internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In connection with the audit of our financial statements as of and for the years ended June 30, 2021 and 2020, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended June 30, 2021 and 2020, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from a lack of resources in our finance function that resulted in an overstatement of the valuation of warrants issued as part of a financing.

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

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act and the rules adopted, and to be adopted, by the SEC. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of June 30, 2021, there were 493,387 options to purchase common shares available for future grant under our stock option plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

We are a company organized and existing under the laws of British Columbia, Canada. Many of our directors and officers and the experts named in this Annual Form on 10-K are residents of Canada or otherwise reside outside the United States, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. It may be difficult for holders of common shares who reside in the United States to effect service within the United States upon those directors, officers and experts who are not residents of the United States. It may also be difficult for holders of securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the U.S. federal securities laws. Our Canadian counsel has advised us that there is doubt as to the enforceability in Canada against us or against our directors, officers and experts who are not residents of the United States, in original actions or in actions for enforcement of judgments of courts of the United States, of liabilities predicated solely upon U.S. federal or state securities laws.

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

We have a contingent liability arising out of electronic communications inadvertently made available to potential investors. These disclosures may constitute violations of Section 5 of the Securities Act of 1933.

In July 2020, following the filing of Amendment No. 2 to our Registration Statement on Form S-1 with the SEC, a third party vendor inadvertently distributed, without our consent, an email to addresses that had registered via our website to receive periodic corporate updates (the “Vendor Emails”). The Vendor Emails provided hyperlinks to our website and to our SEC filings, including to our Registration Statement on Form S-1, as amended, for this offering. The Vendor Emails and the material available through the embedded hyperlinks did not contain any non-public information. The hyperlinks included in the Vendor Emails were severed as promptly as possible.

As a public company, we maintain a standard corporate presentation on our website. We used an updated version of such presentation in connection with our fall 2020 offering. The only difference between the updated version of the presentation that we posted on our website and the potential investor version of the presentation was that the potential investor version included in the disclaimers section, a reference to the filing of our draft, non-confidential Registration Statement on Form S-1. In July 2020, we discovered that we had inadvertently posted the potential investor version of our standard corporate presentation to our website (the “July Presentation”). Promptly after becoming aware of the error, the incorrect corporate presentation was removed from our website and replaced with the correct version that did not include any reference to our Registration Statement on Form S-1. The incorrect version of the presentation was viewed on our website by limited number of unique viewers.

Any disclosure in the Vendor Emails or the July Presentation that did not comply with, or that exceeded the scope permissible under, Rule 134 under the Securities Act of 1933, may not be entitled to the “safe-harbor” provided by Rule 134. As a result, either the Vendor Emails or the July Presentation could be determined not to be in compliance for a registered securities offering under Section 5 of the Securities Act of 1933. If the communications in the Vendor Emails or the July Presentation are determined by a court to be a violation by us of the Securities Act of 1933, the recipients of the email messages, including someone who may have been forwarded the emails, if any, who purchase our common shares in this offering may have a rescission right, to require us to repurchase those shares at their original purchase price with interest or a claim for damages if the purchaser no longer owns the securities, for one year following the date of the violation. We could also incur considerable expense if contesting any such claims. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operation, or force us to raise additional funding sooner than expected, which funding might not be available or available on favorable terms. Consequently, due to the Vendor Emails or the July Presentation, we may have a contingent liability arising out of this possible violation of the Securities Act of 1933. The likelihood and magnitude of this contingent liability, if any, is presently impossible to quantify. In addition, if either the Vendor Emails or the July Presentation is deemed to be a violation of Section 5 of the Securities Act of 1933, in addition to the potential contingent liability referenced above, the SEC and relevant state regulators could impose monetary fines or other sanctions as provided under relevant federal and state securities laws. Additionally, the value of our common shares could decline in the event that we are deemed to have liability or are required to make payments or pay expenses in connection with the potential claims described above.

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2021 of approximately $74.9 million. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2021 by approximately $46.0 million. Our comprehensive losses for the fiscal years ended June 30, 2021 and 2020 were approximately $9.8 million and $9.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As at June 30, 2021, we had approximately $7.4 million in cash, cash equivalents and short-term investments, which, combined with the net proceeds from the July 2, 2021 private placement, we currently estimate funds our operations until approximately into the second quarter of fiscal 2023. Our ability to develop our research and development programs beyond these specific activities, which are expected to be substantially completed by the end of our current fiscal year, is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

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

Any doubt about our ability to continue as a going concern may materially and adversely affect the price of our common shares, and it may be more difficult for us to obtain financing. Any doubt about our ability to continue as a going concern may also adversely affect our relationships with current and future collaborators, contract manufacturers and investors, who may become concerned about our ability to meet our ongoing financial obligations. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our financial resources may be limited. We have prepared our financial statements on a going concern basis, which assumes that we will be able to meet our commitments, realize our assets and discharge our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As of our last fiscal year end, we had non-capital loss, or “NOL”, carry-forwards of approximately $50.9 million available to offset future taxable income in Canada. These NOL carry-forwards begin to expire in 2026.

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

A number of pharmaceutical, biotechnology and medical device companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents could limit the scope of the patents, if any, that we may be able to obtain. It is also possible that these technologies, applications or patents may preclude us from obtaining patent protection for our inventions. Further, there may be uncertainty as to whether we may be able to successfully defend any challenge to our patent portfolio. Moreover, we may have to participate in derivation proceedings, inter partes review proceedings, post-grant review proceedings, or opposition proceedings in the various jurisdictions around the world. An unfavorable outcome in a derivation proceeding, an inter partes review proceeding, a post-grant review proceeding, or an opposition proceeding could preclude us or our collaborators or licensees from making, using or selling products using the technology, or require us to obtain license rights from third parties. It is not known whether any prevailing party would offer a license on commercially acceptable terms, if at all. Further, any such license could require the expenditure of substantial time and resources and could harm our business. If such licenses are not available, we could encounter delays or prohibition of the development or introduction of our product. In the case of intellectual property where we have chosen to protect it by treating it as internal knowhow, there can be no assurance that others with greater expertise or access to greater resources do not develop similar or superior technology that impairs the competitive value of our internal know-how.

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

The APIs used in all of our Product Candidates are currently sourced from either contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry as their manufacturing method. This is intended to be an interim step to enable us to proceed with developing our formulation, execute preclinical toxicology studies and progress through Phase I and II clinical trials, after which time we anticipate that we will have been able to successfully scale-up our IntegraSynTM manufacturing approach so that it will be GMP- ready at pharmaceutical grade. Bridging studies consisting of chemical analysis and, possibly, animal studies may be required in order to switch our APIs from the current external manufacturing sources to our internally manufactured products. There is no guarantee that we will be successful in scaling up our IntegraSynTM manufacturing process for cannabinoids, or successfully complete any required bridging studies, or be able to successfully transfer our IntegraSynTM manufacturing process to a CDMO. The key risks and challenges associated with the development of the IntegraSynTM process include: failure to continue optimization and development of the process manufacturing steps from the current scale while maintaining the same or greater output of the selected cannabinoid; equipment and techniques may not be able to be scaled up using existing commercial processing equipment; supply of the key starting materials for the process may not be secured to ensure stability and security of commercial supply; and, failure of the large scale process to consistently produce the selected cannabinoid within set specifications and meeting the process parameters and in process controls to enable the manufacturing process to be validated for GMP commercial production of an API, among others. Failing to accomplish these or other criteria for the IntegraSynTM manufacturing process with a CDMO may mean that we are not able to produce certain cannabinoids in a cost-effective manner. This could result in us not being able to successfully commercialize or utilize our APIs in our Product Candidates, if any, that may obtain regulatory approval.

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

For all of the aforesaid reasons and others set forth in this Annual Form on 10-K, an investment in our common shares and any other securities that we may offer from time to time involves a certain degree of risk. Any person considering an investment in our common shares or any other of our securities should be aware of these and other factors set forth in this 10-K and should consult with his or her legal, tax and financial advisors prior to making an investment in our common shares or any other of our securities that may be offered from time to time. Our common shares and any other securities that we may offer from time to time should only be purchased by persons who can afford to lose all of their investment.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

Our corporate headquarters are located at Suite 310 - 815 W. Hastings Street, Vancouver, British Columbia V6C 1B4, Canada. This office occupies approximately 4,477 square feet with a monthly basic rental rate and operating charges of an estimated C$17,402 for the first two years, C$17,775 for the third and fourth years, and C$18,521 for the fifth year. This lease expires on August 31, 2024.

In July 2019, InMed entered into a facility lease agreement for approximately 4,000 square feet of office space in Vancouver, BC, which serves as our corporate headquarters. The lease was set to expire in August 2024. The lease has an option to renew for an additional three-year period at our discretion.

We believe substantially all of our property and equipment is in good condition and that InMed has sufficient capacity to meet its current operational needs. We further believe that, should it be needed, suitable additional space is available to accommodate any expansion of our operations, but such space may not be available in the same building, if and when such space is needed.

ITEM  3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. However, as of the date of this Annual Form on 10-K, we are not involved in any material pending legal or governmental proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s shares are listed on the on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”).

Holders

There were approximately 3,182 holders of record of our common stock as of June 30, 2021. On September 23, 2021, the last reported sales price per share of our common stock was $1.83 per share.

Dividends

Subject to certain regulatory restrictions and to the rights of holders of the Company’s preferred shares and any other class or series of shares having a preference as to dividends over the common shares then outstanding, the shareholders are entitled to receive dividends, as and when declared by our board of directors (the “Board”), subject to the rights, privileges and restrictions attaching to our securities, which may be paid in money, property or by the issue of fully paid shares in our capital. No dividends on our common shares have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained and certain conditions are met.

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable income tax treaty or convention to which Canada is a signatory) will be payable on the gross amount of a dividend on our common shares paid or credited, or deemed to be paid or credited, to a holder of our common shares who, for purposes of the Income Tax Act (Canada), is not (and is not deemed to be) resident in Canada (a Non-Resident of Canada Holder). The Canadian withholding tax will be deducted from the amount of any dividends otherwise payable and remitted to the Receiver General of Canada. The rate of withholding tax applicable to a dividend paid on our common shares to a Non-Resident of Canada Holder who is a resident of the U.S. for purposes of the Canada-U.S. Tax Convention (1980), or the Convention, is the beneficial owner of the dividend and qualifies for the full benefits of the Convention will generally be reduced to 15% or, if such a Non-Resident of Canada Holder is a company that owns (or, for purposes of the Convention, is considered to own) at least 10% of our voting shares, to 5%. Not all persons who are residents of the U.S. for purposes of the Convention will qualify for the benefits of the Convention. A Non-Resident of Canada Holder who is a resident of the U.S. is advised to consult his or her tax advisor in this regard. The rate of withholding tax on dividends is also reduced under other bilateral income tax treaties to which Canada is a signatory.

Unregistered Sales of Equity Securities

All prior unregistered sales of equity securities have been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K and therefore need not be furnished in this Annual Report.

Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and have therefore omitted the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the year ended June 30, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with the audited consolidated financial statements included in this Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise, the terms “InMed,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products targeting treatments for diseases with high unmet medical needs as well as developing proprietary manufacturing technologies.

We are developing an integrated biosynthesis-based manufacturing approach, called IntegraSynTM, for synthesizing pharmaceutical-grade cannabinoids, for potential use in product candidates. IntegraSynTM, together with our prescription-based products are referred to as our “Product Candidates.” We are dedicated to delivering new therapeutic alternatives to patients who may benefit from cannabinoid-based pharmaceuticals. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true pharmaceutical drug development discipline and a scientific approach to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as clinically proven, FDA-approved medicines. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our APIs, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our products; our products are applied topically (not inhaled nor ingested); and we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our products. The API under development for our initial two drug candidates, INM-755 for epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases.

We believe we are positioned to develop multiple product candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on cannabidiol (“CBD”) and/or tetrahydrocannabinol (“THC”) and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceuticals through various topical formulations, including through cream for dermatology and eye drops for ocular diseases, as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. THC and CBD can be obtained either from plant extraction or chemically synthesized. We plan to access rare cannabinoids via all non-extraction approaches, including our IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

Since our acquisition of Biogen Sciences Inc., a privately-held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our company, business planning and capital raising. To date, we have funded our operations primarily through the issuance of common shares.

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or our integrated, biosynthesis-based manufacturing technology. Our comprehensive loss was $9.8 million and $9.4 million for the year ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $74.9 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2021 by approximately $46.0 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our IntegraSyn™ manufacturing approach;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional uses beyond the initial indications;

●	pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company.

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

Recent Developments

On July 2, 2021, we closed a $12.0 million private placement. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $11.0 million.

On September 10, 2021, we entered into the Definitive Agreement to acquire BayMedica Inc., a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Definitive Agreement follows a previously signed letter of intent announced on June 29, 2021. At closing of the transaction, we will issue 1.78 million common shares and certain warrants to BayMedica’s equity and convertible debt holders with any such issued common shares being subject to a six-month contractual hold period and the warrants being exercisable after six months. Closing of the transaction is subject to certain standard closing conditions. See “Business – Recent Development – Definitive Agreement to acquire BayMedica, Inc.”

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

We may also, in the future, conduct merger/acquisition activities with other company, or acquire or in-license externally developed products and/or technologies which may generate revenue. We may enter into license or collaboration agreements for our Product Candidates or intellectual property and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

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

The successful development of our Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with developing our Product Candidates, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to complete preclinical and clinical development and commercialization of our Product Candidates and to advance the development of our biosynthesis-based manufacturing technology;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of raw materials and API for use in production of our Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products; and

●	a continued acceptable safety profile of our products following receipt of any regulatory approvals.

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

Results of Operations

Comparison of the year ended June 30, 2021 and 2020

	Year Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$5,338	$5,811	$(473)	(8%)
General and administrative	4,479	3,227	1,252	39%
Amortization and depreciation	121	112	9	8%
Total operating expenses	9,938	9,150	788	9%
Interest income	16	130	(114)	(88%)
Finance expense	(360)	-	(360)	nm
Unrealized gain on derivative warrants liability	243	-	243	nm
Foreign exchange (loss) gain	(164)	81	(245)	(302%)
Net loss	$(10,203)	$(8,939)	$(1,264)	14%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.5 million, or 8%, for the year ended June 30, 2021 compared to the year ended June 30, 2020. The reduction in research and development and patents expenses was primarily due to decreased purchases of the active pharmaceutical ingredients used in INM-755 clinical trials. In addition, share-based payments were $0.3 million lower for the year ended June 30, 2021 while CRO expenditures increased by $0.2 million relative to the prior year.

General and administrative expenses

General and administrative expenses increased by $1.3 million, or 39%, for the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase results from a combination of changes including substantially higher insurance fees and higher personnel expenses, partially offset by lower share-based payments and lower investor relation expenses.

Finance expense

Finance expense is $0.4 million for the year ended June 30, 2021, compared to $Nil for the year ended June 30, 2020. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, which were allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability, which is the change in fair value of derivative warrants liability during the period, is $0.2 million for the year ended June 30, 2021, compared to $Nil for the year ended June 30, 2020.

Foreign exchange loss

Foreign exchange loss increased by $0.2 million compared to the year ended June 30, 2020. Foreign currency gains and losses arise as a result of holding non-Canadian denominated assets and liabilities for the six months ended December 31, 2020, when our functional currency was the Canadian dollar, and holding non-U.S. denominated assets and liabilities for the six months ended June 30, 2021 when our functional currency was the US dollar.

Prior to January 1, 2021, our functional currency was the Canadian dollar and the presentation currency was the U.S. dollar.  We reassessed our functional currency during the year and determined that the functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of the changes in the primary economic environment in which we operate. The change in functional currency is accounted for prospectively from January 1, 2021 and prior year financial statements have not been restated for the change in functional currency.

Current Assets

The increase in current assets year over year is primarily driven by increases in cash and cash equivalents, as well as prepaids and other assets. As at June 30, 2021, we had prepaids and other assets of $1.0 million, which is comprised primarily of prepaid insurance fees of $0.8 million and deferred financing fees of $0.1 million. As at June 30, 2020, we had prepaids and other assets of $0.4 million, which is comprised primarily of deferred financing fees of $0.1 million and insurance fees of less than $0.1 million.

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

As of June 30, 2021, we had cash and cash equivalents of $7.4 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended June 30, 2021	Year Ended June 30, 2020
Net cash used in operating activities	$(9,791)	$(7,375)
Net cash provided by investing activities	(2)	3,791
Net cash provided by financing activities	10,855	(31)
Effects of foreign exchange on cash and cash equivalents	495	(416)
Net increase (decrease) in cash and cash equivalents	$1,557	$(4,031)

Operating Activities

During the year ended June 30, 2021, we used cash in operating activities of $9.8 million, primarily resulting from our net loss of $10.2 million combined with $0.5 million used in changes in our non-cash working capital, partially offset primarily by non-cash share-based compensation expenses and financing expenses allocated to warrants. Included in changes in non-cash working capital is $0.2 million of unrealized gain on derivative warrants representing the change in the fair value of derivative warrants liability.

During the year ended June 30, 2020, we used cash in operating activities of $7.4 million, primarily resulting from our net loss of $8.9 million offset primarily by non-cash share-based compensation expenses and changes in our non-cash working capital.

Investing Activities

During the year ended June 30, 2021, we used cash in investing activities of less than $0.1 million, resulting from the purchase of property and equipment.

During the year ended June 30, 2020, investing activities provided $3.8 million, consisting primarily of the net disposition of short-term investments to fund our operating activities.

Financing Activities

During the year ended June 30, 2021, cash provided by financing activities of $10.9 million consisted of $8.0 million of gross proceeds from our initial public offering and $4.5 million of gross proceeds from a private placement of our common shares, offset by total transaction costs of $1.6 million.

During the year ended June 30, 2020, we used cash in financing activities of less than $0.1 million, resulting from transaction costs related to a public offering of our common shares.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Through June 30, 2021, we have funded our operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $10.2 million and $8.9 million for the year ended June 30, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $74.9 million as of June 30, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2021 by approximately $46.0 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12.0 million private placement. Under the terms of the private placement, an aggregate of 4,036,327 common shares, or common share equivalents, and warrants to purchase up to an aggregate of 4,036,327 common shares were purchased, at an effective purchase price of $2.973 per common share and associated warrant. The warrants have an exercise price of $2.848 per share, are exercisable immediately and have a term of five years. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $11.0 million.

As of the issuance date of the consolidated financial statements, we expect our cash and cash equivalents of $7.4 million as of June 30, 2021, combined with the net proceeds from the July 2, 2021 private placement, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our IntegraSyn™ manufacturing approach;

●	the number of and development requirements for other Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our Product Candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

A change in the outcome of any of these, or other variables with respect to the development of any of our Product Candidates, could significantly change the costs and timing associated with the development of that Product Candidate. We will need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Product Candidates that we would otherwise prefer to develop and market ourselves. For a further discussion of the risks surrounding the Company’s access to capital, please see Item 1A, “Risk Factors” in this Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included as part of this report, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2021. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Management determines costs for share-based payments using market-based valuation techniques. The fair value of the market-based and performance-based share awards are determined at the date of grant using generally accepted valuation techniques. Assumptions are made and judgment used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price based on historical volatility, expected dividend yield, forfeiture rates and corporate performance. For employee awards, we use the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. Such judgments and assumptions are inherently uncertain. Changes in these assumptions affect the fair value estimates. If we had made different judgments and assumptions than those described previously, the amount of our share-based payments expense, net loss and net loss per common shares amounts could have been materially different.

Derivative financial instruments:

Derivative financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. Derivative warrants liabilities are re-valued each reporting period using the Black-Scholes option pricing model which, similar to equity share awards, considers the factors listed above with the related assumptions and judgements. Changes in these assumptions affect the fair value estimates. If we had made different judgments and assumptions than those used, the amount of our derivative warrants liability and resulting charges to operations, net loss and net loss per common shares amounts could have been materially different. We recorded a derivative warrants liability for the warrants issued in conjunction with our November 2020 public offering of our common shares as the warrants were priced in U.S. dollars while our functional currency was the Canadian dollar. On January 1, 2021, our functional currency changed from the Canadian dollar to the U.S. dollar resulting in a reclassification of the derivative warrants liability to additional paid-in capital.

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

Going Concern

Through June 30, 2021, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $10.2 million and $8.9 million for the year ended June 30, 2021 and 2020, respectively. In addition, we have an accumulated deficit of $74.9 million as of June 30, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2021 by approximately $46.0 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the consolidated financial statements, we expect our cash and cash equivalents of $7.4 million as of June 30, 2021, combined with the net proceeds from the $12.0 million July 2, 2021 private placement, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We expect to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing shareholders.

New Standards Applicable in the Reporting Period

Credit losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively Topic 326), requires companies to measure credit losses on financial instruments measured at amortized cost applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss’ model for recognizing credit losses. This standard is effective for fiscal years beginning after December 14, 2019. The Company adopted this standard from July 1, 2020, which did not have a significant impact on its consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted ASU 2018-13 from July 1, 2020, which did not have a significant impact on its consolidated financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018–18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance that clarifies when certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer, and amends ASC 808 to refer to the unit-of-account guidance in ASC 606. The guidance specifically precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 on July 1, 2020, which did not have a significant impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Year Ended June 30, 2021

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

InMed Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InMed Pharmaceuticals Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

September 24, 2021

InMed Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

As at June 30, 2021 and 2020

Expressed in U.S. Dollars

		June 30,	June 30,
	Note	2021	2020
		$	$
ASSETS
Current
Cash and cash equivalents		7,363,126	5,805,809
Short-term investments		46,462	42,384
Accounts receivable		11,919	45,344
Prepaids and other assets		956,762	418,920
Total current assets		8,378,269	6,312,457

Non-Current
Property and equipment, net	3	326,595	403,485
Intangible assets, net	4	1,061,697	1,086,655
Other assets		14,655	-
Total Assets		9,781,216	7,802,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payables and accrued liabilities	5	2,134,878	1,607,303
Current portion of lease obligations	9	80,483	68,965
Total current liabilities		2,215,361	1,676,268

Non-current
Lease obligations	9	189,288	248,011
Total Liabilities		2,404,649	1,924,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
8,050,707 (June 30, 2020 - 5,220,707) issued and outstanding	7	60,587,417	53,065,240
Additional paid-in capital	7, 8	21,513,051	17,764,333
Accumulated deficit		(74,852,470)	(64,649,381)
Accumulated other comprehensive income (loss)		128,569	(301,874)
Total Shareholders’ Equity		7,376,567	5,878,318
Total Liabilities and Shareholders’ Equity		9,781,216	7,802,597

Commitments and Contingencies (Note 13)

Subsequent Events (Note 16)

The accompanying notes form an integral part of these audited consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the year ended June 30, 2021 and 2020

Expressed in U.S. Dollars

		Year Ended June 30
	Note	2021	2020
		$	$
Operating Expenses
Research and development and patents		5,338,084	5,811,266
General and administrative		4,479,333	3,227,167
Amortization and depreciation	3, 4	120,866	112,429
Total operating expenses		9,938,283	9,150,862

Other Income (Loss)
Interest income		16,017	129,526
Finance expense		(360,350)	-
Unrealized gain on derivative warrants liability	6	242,628	-
Foreign exchange (loss) gain		(163,101)	82,187
Net loss for the period		(10,203,089)	(8,939,149)

Other Comprehensive Loss
Foreign currency translation gain (loss)		430,443	(419,838)
Total comprehensive loss for the period		(9,772,646)	(9,358,987)

Net loss per share for the year
Basic and diluted	10	(1.52)	(1.71)
Weighted average outstanding common shares
Basic and diluted	10	6,719,830	5,220,707

The accompanying notes form an integral part of these audited consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the year ended June 30, 2021 and 2020

Expressed in U.S. Dollars

						Accumulated
						Other
				Additional		Comprehensive
				Paid-in	Accumulated	Income (Loss) -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2019		5,220,707	53,065,240	16,769,932	(55,710,232)	117,964	14,242,904
Loss and comprehensive loss for the period		-	-	-	(8,939,149)	(419,838)	(9,358,987)
Share-based compensation	8	-	-	994,401	-	-	994,401
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318

						Accumulated
						Other
				Additional		Comprehensive
				Paid-in	Accumulated	(Loss) Income -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Public offering	7	1,780,000	6,052,000	-	-	-	6,052,000
Private placement	7	1,050,000	2,917,157	1,545,343	-	-	4,462,500
Reclassification of warrants	6, 7	-	-	1,763,980	-	-	1,763,980
Share issuance costs	7	-	(1,446,980)	(170,798)	-	-	(1,617,778)
Loss and comprehensive income for the period		-	-	-	(10,203,089)	430,443	(9,772,646)
Share-based compensation	8	-	-	610,193	-	-	610,193
Balance June 30, 2021		8,050,707	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567

The accompanying notes form an integral part of these audited consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2021 and 2020

Expressed in U.S. Dollars

	Note	2021	2020
		$	$
Cash provided by (used in):
Operating Activities
Net loss for the period		(10,203,089)	(8,939,149)
Items not requiring cash:
Amortization and depreciation	3, 4	120,866	112,429
Share-based compensation	8	610,193	994,401
Non-cash lease expense		107,828	89,816
Loss on disposal of assets		555	2,307
Received interest income on short-term investments		131	79,937
Unrealized gain on derivative warrants liability	6	(242,628)	-
Unrealized foreign exchange gain		(445)	-
Payments on lease obligations		(93,951)	(72,522)
Finance expense		360,350	-
Changes in non-cash working capital:
Prepaids and other assets		(823,172)	(126,560)
Other non-current assets		(14,161)	-
Accounts receivable		40,198	17,273
Accounts payable and accrued liabilities		346,685	467,392
Total cash used in operating activities		(9,790,640)	(7,374,676)

Investing Activities
Maturity of short-term investments		-	3,876,269
Purchase of short-term investments		-	(43,619)
Proceeds on disposal of property and equipment		-	541
Purchase of property and equipment		(1,725)	(42,573)
Total cash (used in) provided by investing activities		(1,725)	3,790,618

Financing Activities
Shares issued for cash	7	12,472,500	-
Share issuance costs		(1,617,778)	(30,993)
Total cash provided by (used in) financing activities		10,854,722	(30,993)
Effects of foreign exchange on cash and cash equivalents		494,960	(416,353)
Increase (decrease) in cash during the period		1,557,317	(4,031,404)
Cash and cash equivalents beginning of the period		5,805,809	9,837,213
Cash and cash equivalents end of the period		7,363,126	5,805,809

See note 12 for Non-Cash Transactions

The accompanying notes form an integral part of these audited consolidated financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

1.	NATURE OF BUSINESS AND FUTURE OPERATIONS

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage pharmaceutical company specializing in the research and development of novel, cannabinoid-based therapies and a system for the manufacturing of pharmaceutical-grade cannabinoids.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s corporate office and principal place of business is located at #310 – 815 West Hastings Street, Vancouver, B.C., Canada, V6C 1B4.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Through June 30, 2021, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $10.2 million and $8.9 million for the years ended June 30, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $74.9 million as of June 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated financial statements, the Company expects its cash and cash equivalents of $7.4 million as of June 30, 2021, combined with the approximate $11 million of net proceeds from a private placement which closed on July 2, 2021 (see Note 16), will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to meet its commitments, realize its assets and discharge its liabilities in the normal course. These consolidated financial statements do not reflect adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to continue as a going concern and such adjustments could be material.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(b)	Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the estimate of useful life of intangible assets, the application of the going concern assumption, the impairment assessment for long-lived assets, and determining the fair value of share-based payments and warrants.

COVID-19 impacts

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the year ended June 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

(c)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries, including inactive subsidiaries: Biogen Sciences Inc., Sweetnam Consulting Inc., and InMed Pharmaceutical Ltd. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these consolidated financial statements.

d)	Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

d)	Foreign Currency (cont’d)

Prior to January 1, 2021, the Company’s functional currency was the Canadian dollar and its presentation currency was the U.S. dollar. During the year, the Company reassessed its functional currency and determined that its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of the changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2021 and prior year financial statements have not been restated for the change in functional currency. As a result of the functional currency change, the Company reclassified the value of the derivative warrants liability to additional paid-in capital (see Note 6).

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

(e)	Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value.

(f)	Short-term Investments

Short-term investments include fixed and variable rate guaranteed investment certificates, with terms greater than three months and less than twelve months. Guaranteed investment certificates are convertible to known amounts of cash and are subject to an insignificant risk of change in value.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(g)	Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to shareholders’ equity generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred financing costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2021, $112,074 of deferred financing costs were capitalized and recorded as other assets on the consolidated balance sheet (2020 - $290,688).

(h)	Property and Equipment, Net

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and accumulated impairment losses. The initial cost of equipment and leasehold improvements comprises their purchase price. The useful lives of equipment and leasehold improvements are reviewed at least once per year. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives as follows:

●	Computer equipment – 30% per annum
●	Leasehold improvements – lesser of initial lease term or useful life

Equipment and leasehold improvements, acquired or disposed of during the year, are depreciated proportionately for the period they are in use.

The right-of-use asset is initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The assets are depreciated to the earlier of the end of the useful life of the right-of-use asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the right-of-use asset is periodically reduced by impairment losses, if any, and adjusted for certain re-measurements of the lease liability (see Note 2t(i)).

(i)	Leases

Arrangements are assessed upon inception to determine if it is a lease. To the extent it is determine that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. Operating leases are capitalized on the consolidated balance sheet through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease.

(j)	Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(k)	Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of June 30, 2021 and 2020, the Company determined that there were no impaired assets and no assets were held-for-sale.

(l)	Financial Assets and Liabilities

Financial Assets

Financial assets are initially recognized at fair value, plus transaction costs that are directly attributable to their acquisition or issue and subsequently carried at amortized cost, using the effective interest rate method, less any impairment losses. No financial assets are or elected to be carried at fair value through profit or loss or where changes in fair value are recognized in the consolidated statements of operations and comprehensive loss in other comprehensive loss.

Cash and cash equivalents are subsequently recognized at amortized cost, which approximates fair value. Short-term investments are subsequently recorded at cost plus accrued interest, which approximates fair value. Accounts receivable are reported at outstanding amounts, net of provisions for uncollectable amounts.

The Company evaluates the recoverability of accounts receivable on a regular basis based upon various factors including payment history and collection experience on other accounts or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at June 30, 2021 and 2020.

Financial Liabilities

Financial liabilities, including accounts payable and accrued liabilities, are initially recognized at fair value net of any transaction costs directly attributable to the issuance of the instrument and subsequently carried at amortized cost using the effective interest rate method. This ensures that any interest expense over the period to repayment is at a constant rate on the balance of the liability carried in the consolidated balance sheet. Interest expense in this context includes initial transaction costs and premiums payable on redemption, as well as any interest or coupon payable while the liability is outstanding.

To determine the fair value of financial instruments, the Company uses the fair value hierarchy for inputs used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(l)	Financial Assets and Liabilities (cont’d)

Level 1 - Unadjusted quoted prices in active markets for identical instruments.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Inputs are unobservable and reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities.

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2021 and 2020 due to their immediate or short-term maturities.

(m)	Income Taxes

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, it recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of the enactment. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that management believes is more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(n)	Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS. Diluted EPS for year-to-date (including annual) periods is based upon the weighted average of the incremental shares included in each interim period for the year-to-date period.

(o)	Share-based Payments

The fair value, at the grant date, of equity-classified share awards is charged to income or loss over the period for which the benefits of employees and others providing similar services are expected to be received. The vesting components of graded vesting employee awards are measured separately and expensed over the related tranche’s vesting period. The corresponding accrued entitlement is recorded in additional paid-in capital. The amount recognized as an expense is adjusted to reflect the number of share options that vest. The fair value of awards is calculated using the Black-Scholes option pricing model which considers the exercise price, current market price of the underlying shares, expected life of the award, risk-free interest rate, expected volatility and the dividend yield.

Starting July 1, 2018, the Company accounts for non-employee awards under the guidance provided under ASU 2018-07 and uses an expected term to value non-employee options on an award-by-award basis.

The expected term of the Company’s employee stock options is determined using the simplified method and the Company estimates the forfeitures on the grant date for options issued. The expected term of the Company’s non-employee stock options is the contractual term of the options granted and the Company estimates the forfeitures on the grant date for options issued.

(p)	Research and Development Costs

The Company conducts research and development programs and incurs costs related to these activities, including research and development personnel compensation, services provided by contract research organizations and lab supplies. Research and development costs, net of contractual reimbursements from development partners, are expensed in the periods in which they are incurred.

(q)	Patents and Intellectual Property Costs

The costs of filing for patents and of prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents and intellectual property acquired from third parties for approved products or where there are alternative future uses are capitalized and amortized over the remaining life of the patent.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(r)	Government Grants

Research grants are recognized as a recovery of related expenditures in the consolidated statement of operations and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to them and that the grants will be received. For research related grants, the Company only recognizes grant proceeds when the proceeds have been spent on research expenses. Grant amounts received in advance are recorded as deferred grant proceeds.

(s)	Segment reporting

The Company’s operations consist of one operating segment related to the biopharmaceutical research and development of novel, cannabinoid-based therapies and a biosynthesis system for the manufacturing of pharmaceutical-grade cannabinoids.

(t)	Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The lease liability is initially measured as the present value of future lease payments excluding payments made at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The lease liability is measured at amortized cost using the effective interest method. It is re-measured when there is a change in future lease payments arising from a change in an index or rate, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option. When the lease liability is re-measured in this way, a corresponding adjustment is made to the carrying amount of the right-of-use asset or is recorded in profit or loss if the carrying amount of the right-of-use asset has been reduced to zero.

The Company has lease arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for all of its asset classes.

The Company has elected to apply the practical expedient to grandfather the assessment of which transactions are leases on the date of initial application, as previously assessed under Topic 840 Leases. The Company applied the definition of a lease under Topic 842 Leases to contracts effective for periods on or after July 1, 2019.

The Company has elected to apply the practical expedient to exclude initial direct costs such as annual operating costs from the measurement of the right-of-use asset at the date of initial application. The Company has elected to apply the practical expedient not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases is recognized as an expense on a straight- line basis over the lease term.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(t)	Leases (cont’d)

On commencement of the lease for its new office premises on July 1, 2019, the Company recognized right-of-use assets of $434,660, a reduction of prepaids and advances of $48,827 and a lease liability of $385,057. The impact of the adoption of this new standard is non-cash in nature and, as such, the Company does not anticipate a material impact on cash flows.

(u)	Financial Instruments with Characteristics of Liabilities and Equity

In July 2017, the FASB issued ASU 2017–11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling interests with a Scope Exception. The ASU was issued to address the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity.

The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. The adoption of this standard had no impact on the Company’s consolidated financial statements.

(v)	Derivative financial instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity are classified as liabilities with attributable transaction costs recognized in the consolidation statement of operations and comprehensive loss. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

(w)	New Standards Applicable in the Reporting Period

i)	Credit losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively Topic 326), requires companies to measure credit losses on financial instruments measured at amortized cost applying an “expected credit loss” model based upon past events, current conditions and reasonable and supportable forecasts that affect collectability. Previously, companies applied an “incurred loss’ model for recognizing credit losses. This standard is effective for fiscal years beginning after December 14, 2019. The Company adopted this standard from July 1, 2020, which did not have a significant impact on its consolidated financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(w)	New Standards Applicable in the Reporting Period (cont’d)

ii)	Fair Value Measurement

In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted ASU 2018-13 from July 1, 2020, which did not have a significant impact on the its consolidated financial statements.

iii)	Collaborative Arrangements

In November 2018, the FASB issued ASU 2018–18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance that clarifies when certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer, and amends ASC 808 to refer to the unit-of-account guidance in ASC 606. The guidance specifically precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 on July 1, 2020, which did not have a significant impact on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2021	June 30, 2020
	$	$

Right of Use Asset (lease)	439,321	417,405
Equipment	66,888	62,853
Leasehold Improvements	42,986	40,160
Property and equipment	549,195	520,418
Less: accumulated depreciation	(222,600)	(116,933)
Property and equipment, net	326,595	403,485

Depreciation expense on property, equipment and leasehold improvements for the year ended June 30, 2021 was $21,143 (2020 - $95,504). Depreciation expense related to the Right-of-Use Asset for the year ended June 30, 2021 was $76,165 (2020 - $70,661) and was recorded in general and administrative expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

4.	INTANGIBLE ASSETS, NET

Intangible assets consist of:

	June 30, 2021	June 30, 2020
	$	$

Intellectual property	1,736,420	1,622,255
Less: accumulated amortization	(674,723)	(535,600)
Intangible assets, net	1,061,697	1,086,655

The acquired intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. As at June 30, 2021, the acquired intellectual property had an estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the year ended June 30, 2021 was $99,723 (2020- $87,586). Based upon the intangible assets held as at June 30, 2021, the Company expects amortization expense to be incurred over the next five years as follows:

$
2022	96,468
2023	96,468
2024	96,468
2025	96,468
2026	96,468
482,340

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2021	June 30, 2020
	$	$

Trade payables	775,129	706,516
Accrued research and development expenses	309,901	193,119
Employee compensation, benefits and related accruals	880,207	536,231
Accrued general and administrative expenses	169,641	171,437
Accounts payable and accrued liabilities	2,134,878	1,607,303

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

6.	DERIVATIVE WARRANTS LIABILITY

The warrants issued as part of the November 16, 2020 public offering of common shares and common share purchase warrants (see Note 7), in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, are derivative warrant liabilities given the currency of the exercise price was different from the Company’s functional currency.

At inception, the derivative is measured, using the Black-Scholes pricing model, at fair value with subsequent changes in fair value recognized in unrealized gain or loss on derivative warrants liability.

On January 1, 2021, the Company’s functional currency changed from the Canadian dollar to the U.S. dollar. As a result of the change in functional currency, the Company re-evaluated the treatment of the derivative warrants liability and determined it should be classified as an equity instrument. The Company reclassified the value of the derivative warrants liability at January 1, 2021 to additional paid-in capital.

The reconciliation of changes in fair value for the year ended June 30, 2021 is presented in the following table:

Year ended
June 30, 2021
$

Derivative warrants liability, July 1, 2020	-
Fair value of warrants issued	1,958,000
Unrealized gain included in net loss	(242,628)
Translation effect	48,608
Derivative warrants liability, December 31, 2020	1,763,980
Reclassification upon change of functional currency	(1,763,980)
Derivative warrants liability, June 30, 2021	-

7.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at June 30, 2021, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at June 30, 2021 and 2020.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares

During the year ended June 30, 2021, the Company completed the following:

Transaction Description	Number	Issue Price	Total
Public offering	1,780,000	$4.50	$8,010,000
Allocated to Additional Paid-in Capital			(1,958,000)
			6,052,000
Share issuance costs	-	$-	$(1,109,128)

Transaction Description	Number	Issue Price	Total
Private placement	1,050,000	$4.25	$4,462,500
Allocated to Additional Paid-in Capital			(1,545,343)
			2,917,157
Share issuance costs	-	$-	$(337,852)

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

d)	Share Purchase Warrants (cont’d)

The following is a summary of changes in share purchase warrants from July 1, 2019 to June 30, 2021:

	Number	Weighted Average Share Price	Weighted Average Share Price	Aggregate Intrinsic Value	Aggregate Intrinsic Value
	#	C$	US$	C$	US$
Balance as at June 30, 2019	910,297	$41.25	$31.52	-	-
Expired	(910,297)	$41.25	$31.52
Balance as at June 30, 2020	-	-	-	-	-
Granted	2,473,000	-	$5.04	-	-
Balance as at June 30, 2021	2,473,000	-	$5.04	-	-

e)	Agents’ Warrants

There are no agents’ warrants outstanding at June 30, 2021 and 2020.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As at June 30, 2021, there were 493,387 (June 30, 2020 – 455,507) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2021). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

8.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

The following is a summary of changes in outstanding options from July 1, 2020 to June 30, 2021:

		Weighted Average
		Exercise Price
	Number	$

Balance as at June 30, 2019	599,090	13.48
Granted	52,728	6.44
Expired/Forfeited	(63,183)	27.43
Balance as at June 30, 2020	588,635	10.81
Granted	361,250	3.08
Expired/Forfeited	(37,879)	6.61
Balance as at June 30, 2021	912,006	8.61

b)	Fair Value of Options Issued During the Period

i)	The weighted average fair value at grant date of options granted during the year ended June 30, 2021 was $1.96 per option (year ended June 30, 2020 - C$6.08). Assumptions used for options granted during the year ended June 30, 2021 included a weighted average risk-free interest rate of 0.27% (year ended June 30, 2020 – 1.51%), weighted average expected life of 3.2 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants (year ended June 30, 2020 – 3.3 years), weighted average volatility factor of 105.88% (year ended June 30, 2020 – 110.08%), weighted average dividend yield of 0% (year ended June 30, 2020 – 0%) and a 5% forfeiture rate (year ended June 30, 2020 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions

Total expenses arising from share-based payment transactions recognized during the year ended June 30, 2021 were $610,193 (2020 - $994,401). $405,801 was allocated to general and administrative expenses (2020 - $499,326) and the remaining $204,392 was allocated to research and development expenses (2020 - $495,075). Unrecognized compensation cost at June 30, 2021 related to unvested options was $371,777 which will be recognized over a weighted-average vesting period of 1.5 years.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

9.	LEASE OBLIGATIONS (cont’d)

The Company is committed to minimum lease payments as follows:

Maturity Analysis	June 30, 2021
Less than one year	$98,729
One to five years	213,713
More than five years	-
Total undiscounted lease liabilities	$312,442	(1)

(1)	Excludes estimated variable operating costs of $63,334 on an annual basis through to August 31, 2024.

10.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. As the outstanding stock options and warrants are anti-dilutive, they are excluded from the weighted average number of common shares in the table below.

	2021	2020
	$	$
Net loss for the period	(10,203,089)	(8,939,149)
Basic and diluted loss per share	(1.52)	(1.71)
Weighted average number of common shares - basic and diluted	6,719,830	5,220,707

11.	INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (June 30, 2020 – 27.0%) to the tax expense:

	2021	2020
	$	$
Net loss before taxes	(10,203,089)	(8,939,149)
Income tax expense (recovery) at the statutory rate	(2,754,834)	(2,413,570)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,109,545	1,751,714
Permanent differences	99,490	268,733
Foreign exchange differences	(1,074,000)	371,000
Share issuance cost capitalized in equity	(390,685)	-
Other	10,484	22,123
Income tax expense (recovery)	-	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

11.	INCOME TAXES (cont’d)

Deferred tax assets and liabilities are as follows:

	2021	2020
	$	$
Non-capital losses	13,742,381	9,836,706
Property and equipment, net	1,004	-
Financing costs	434,399	244,095
Lease liability	51,108	66,963
	14,228,892	10,147,764
Intangible assets, net	(181,845)	(192,987)
Property and equipment, net	-	(971)
Lease obligations	(77,612)	(93,916)
	(259,457)	(287,874)
Net deferred tax asset	13,969,435	9,859,890
Valuation allowance	(13,969,435)	(9,859,890)
	-	-

A full valuation allowance has been applied against the net deferred tax assets because it is not more likely than not that future taxable income will be available against which the Company can utilize the benefits therefrom.

As at June 30, 2021, the Company has non-capital loss carry-forwards of approximately $50,897,706 (June 30, 2020 - $36,432,246) available to offset future taxable income in Canada. These non-capital loss carryforwards begin to expire in 2026.

12.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the year ended June 30, 2021, the following transaction was excluded from the statement of cash flows:

i) As at June 30, 2021, the Company has unpaid financing costs of $112,075.

During the year ended June 30, 2020, the following transaction was excluded from the statement of cash flows:

ii) On January 14, 2019, the Company executed a lease for new office premises (see Note 9). On commencement of the lease, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057.

13.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at June 30, 2021, the Company is committed for contract research services and materials at a cost of approximately $3,989,619. A total of $3,498,228 of these expenditures are expected to occur in the twelve months following June 30, 2021 and the balance of $491,391 in the following twelve-month period.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

13.	COMMITMENTS AND CONTINGENCIES (cont’d)

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

Short-term investments include guaranteed investment certificates with a face value of $46,391 (June 30, 2020 - $42,193) that are pledged as security for a corporate credit card.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

14.	FINANCIAL RISK MANAGEMENT

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

The following table summarizes the fair values and carrying values of the Company’s financial instruments at June 30, 2021 and 2020:

June 30, 2021	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	7,363,126	-	7,363,126
Short-term investments	-	46,462	46,462
Accounts receivable	-	11,919	11,919
Total financial assets	7,363,126	58,381	7,421,507
Financial liabilities
Accounts payable and accrued
Liabilities	-	2,134,878	2,134,878
Total financial liabilities	-	2,134,878	2,134,878

June 30, 2020	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	5,805,809	-	5,805,809
Short-term investments	-	42,384	42,384
Accounts receivable	-	45,344	45,344
Total financial assets	5,805,809	87,728	5,893,537
Financial liabilities
Accounts payable and accrued
Liabilities	-	1,607,303	1,607,303
Total financial liabilities	-	1,607,303	1,607,303

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

14.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk:

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

As at June 30, 2021, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$1,532,950 which is equivalent to US$1,236,784 at the June 30, 2021 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $12,368 based on the June 30, 2021 net Canadian dollar assets (liabilities) position. During the year ended June 30, 2021, the Company recorded foreign exchange gain of $80,713 (June 30, 2020 – $Nil) related to Canadian dollars.

As at June 30, 2021, the Company has a net excess of Euros denominated accounts payable and accrued liabilities in excess of Euros denominated cash and cash equivalents of €142,637 which is equivalent to US$169,153 at the June 30, 2021 exchange rate. The Euros financial assets generally result from holding Euro denominated account holdings to settle anticipated near-term accounts payable and accrued liabilities denominated in Euros. The Euros financial liabilities generally result from purchases of supplies and services from suppliers from outside of Canada.

Each change of 1% in the Euro in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $1,692 based on the June 30, 2021 net Euro assets (liabilities) position. During the year ended June 30, 2021, the Company recorded a foreign exchange gain of $27,428 (June 30, 2020 – $36,275) related to Euros.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

14.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at June 30, 2021, holdings of cash and cash equivalents of $7,053,329 (June 30, 2020 - $4,307,407) are subject to floating interest rates. The balance of the Company’s cash holdings of $309,796 (June 30, 2020 - $1,498,402) are non-interest bearing.

As at June 30, 2021, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $46,391 (June 30, 2020 - $42,193).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

The Company, as at June 30, 2021, does not have any borrowings. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents and short-term investments held with chartered Canadian financial institutions. The Company considers this risk to be immaterial.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at June 30, 2021, the Company has cash and cash equivalents and short-term investments of $7,409,588 (June 30, 2020 - $5,848,193), current liabilities of $2,215,361 (June 30, 2020 - $1,676,268 ) and a working capital surplus of $6,162,908 (June 30, 2020 - $4,636,189).

INMED PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021 AND 2020

(Expressed in U.S. Dollars)

15.	TRANSACTIONS WITH RELATED PARTIES

The Company did not enter into any transactions with related parties during the year ended June 30, 2021 and 2020.

16.	SUBSEQUENT EVENTS

On July 2, 2021, the Company announced it had closed a $12 million private placement. Under the terms of the private placement, an aggregate of 4,036,327 common shares, or common share equivalents, and warrants to purchase up to an aggregate of 4,036,327 common shares were purchased, at an effective purchase price of $2.973 per common share and associated warrant. The warrants have an exercise price of $2.848 per share, are exercisable immediately and have a term of five years. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $11 million.

On September 13, 2021, the Company announced that it has entered into a definitive agreement (“Definitive Agreement”) to acquire BayMedica Inc., a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Definitive Agreement follows a previously signed letter of intent announced on June 29, 2021. Closing of the transaction is subject to certain standard closing conditions.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting at June 30, 2021 was not effective due to the material weakness in the Company’s internal control over financial reporting as disclosed below.

Notwithstanding the identified material weakness, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Ongoing Remediation of Previously Reported Material Weakness

In connection with the audits of our consolidated financial statements as of and for the years ended June 30, 2020 and 2019, our management previously identified a material weakness in the Company’s internal control over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business. In connection with the preparation of the consolidated financial statements as of June 30, 2021, there were material audit adjustments required in relation to the overstatement of the valuation of warrants issued as part of the Company’s financing efforts which were outside of, and/or in addition to, its regular reporting cycle. The presence of these adjustments is indicative of failures in design and effectiveness of internal controls. The identified material weakness has not been remediated as of June 30, 2021.

We have taken significant measures, and plan to continue to take measures, to remediate this material weakness.  Management has implemented a remediation plan to address the root causes which contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting (ICFR) environment. The remediation plan includes increasing our in-house personnel and/or expertise and implementing and adopting additional controls and procedures to remediate the material weakness.

While we have commenced implementing the remediation plan and made enhancements to our control procedures in this area, certain remediation steps were delayed including the hiring of in-house personnel which was not fully implemented until July 2021.  As a result, our remediation efforts, as of June 30, 2021, remain in progress but are anticipated to be fully implemented during the second half of calendar 2021.

Changes in Internal Control over Financial Reporting

Other than the actions we are taking to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM  11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of KPMG LLP are included in Part II, Item 8: Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

Exhibit No.	Description of Exhibit
2.1*^	Agreement and Plan of Reorganization, dated as of September 10, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto.

3.1	Amended and Restated Articles of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on June 19, 2020).

4.1	Form of Specific Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed on July 13, 2021).

4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 12, 2020).

4.3	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 5, 2021).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 30, 2021).

4.5	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 30, 2021).

4.6*	Form of Series A Warrant (to be issued pursuant to the Agreement and Plan of Reorganization, dated as of September 10, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto).

4.7*	Form of Series B Warrant (to be issued pursuant to the Agreement and Plan of Reorganization, dated as of September 10, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto).

4.8	Description of Securities of InMed Pharmaceuticals Inc. (incorporated by reference to the Company’s Form 8-A filed on November 5, 2020)

10.1†	InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 filed on March 5, 2021).

10.2†	Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on March 5, 2021).

10.3	Registration Rights Agreement, dated February 5, 2021, between InMed Pharmaceuticals Inc. and several purchasers hereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).

10.4	Registration Rights Agreement, dated June 28, 2021, between InMed Pharmaceuticals Inc. and several purchasers hereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2021).

10.5†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on July 13, 2021).

10.6†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed on July 13, 2021).

10.7†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Alexandra Mancini and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 13, 2021).

10.8†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Michael Woudenberg and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on July 13, 2021).

10.9†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Bruce S. Colwill and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 13, 2021).

10.10†*	Form of InMed Pharmaceuticals Inc. Indemnification Agreement entered into with each member of the board of directors and Chief Financial Officer.

10.11	Office Premises Lease, dated January 14, 2019, between InMed Pharmaceuticals Inc. and 815 West Hastings Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed on June 19, 2020).

21.1*	Subsidiaries of InMed Pharmaceuticals Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24.1	Powers of Attorney (incorporated by reference to the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Interactive Data File

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

†	Indicates exhibits that constitute management contracts or compensation plans or arrangements.
*	Filed herewith.
**	Furnished herewith.

^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

ITEM  16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 24, 2021	By:	/s/ Eric A. Adams
Eric Adams
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric A. Adams and Bruce Colwill, and each of them, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 24, 2021
Eric A. Adams	(Principal Executive Officer)

/s/ Bruce Colwill	Chief Financial Officer	September 24, 2021
Bruce Colwill	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Garner	Director (Chairman to the Board of Directors)	September 24, 2021
William J. Garner

/s/ Catherine A. Sazdanoff	Director	September 24, 2021
Catherine Sazdanoff

/s/ Adam Cutler	Director	September 24, 2021
Adam Cutler

/s/ Andrew Hull	Director	September 24, 2021
Andrew Hull