Form 10-Q
period 2021-09-30
InMed Pharmaceuticals Inc.
filed 2021-11-10
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, the registrant had 14,137,034 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2021 and 2020

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2021

InMed Pharmaceuticals Inc.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As at September 30, 2021 and June 30, 2021
Expressed in U.S. Dollars

		September 30,	June 30,
	Note	2021	2021
ASSETS		$	$
Current
Cash and cash equivalents		15,343,905	7,363,126
Short-term investments		45,224	46,462
Accounts receivable		14,842	11,919
Loan receivable	3	250,000	-
Prepaids and other assets		322,352	956,762
Total current assets		15,976,323	8,378,269

Non-Current
Property and equipment, net	4	304,934	326,595
Intangible assets, net	5	1,037,382	1,061,697
Other assets		8,625	14,655
Total Assets		17,327,264	9,781,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payables and accrued liabilities	6	1,844,769	2,134,878
Current portion of lease obligations	9	82,232	80,483
Total current liabilities		1,927,001	2,215,361

Non-current
Lease obligations	9	178,591	189,288
Total Liabilities		2,105,592	2,404,649

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 10,327,034 (June 30, 2021 - 8,050,707) issued and outstanding	7	63,686,724	60,587,417
Additional paid-in capital	7, 8	29,230,464	21,513,051
Accumulated deficit		(77,824,085)	(74,852,470)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		15,221,672	7,376,567
Total Liabilities and Shareholders’ Equity		17,327,264	9,781,216
Commitments and Contingencies (Note 12)
Subsequent Events (Note 14)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three months ended September 30, 2021 and 2020

Expressed in U.S. Dollars

		Three Months Ended
		September 30
	Note	2021	2020
		$	$
Operating Expenses
Research and development and patents		1,491,252	911,156
General and administrative		1,372,867	624,788
Amortization and depreciation	4, 5	28,532	27,981
Total operating expenses		2,892,651	1,563,925

Other Income (Expense)
Interest income		5,148	4,345
Foreign exchange loss		(84,112)	(39,499)
Net loss for the period		(2,971,615)	(1,599,079)

Other Comprehensive Loss
Foreign currency translation gain		-	129,400
Total comprehensive loss for the period		(2,971,615)	(1,469,679)

Net loss per share for the period
Basic and diluted	10	(0.25)	(0.31)
Weighted average outstanding common shares
Basic and diluted	10	12,047,555	5,220,707

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2021 and 2020

Expressed in U.S. Dollars

						Accumulated Other
						Comprehensive
				Additional		(Loss) Income -
				Paid-in	Accumulated	Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Loss and comprehensive income for the period		-	-	-	(1,599,079)	129,400	(1,469,679)
Share-based compensation	8	-	-	85,407	-	-	85,407
Balance September 30, 2020		5,220,707	53,065,240	17,849,740	(66,248,460)	(172,474)	4,494,046

						Accumulated Other
						Comprehensive
				Additional		Income -
				Paid-in	Accumulated	Foreign
	Note	Common Shares		Capital	Deficit	Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2021		8,050,707	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Private placement	7	890,000	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs	7	-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents’ warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants	7	1,386,327	1,887,592	(1,887,453)	-	-	139
Loss for the period		-	-	-	(2,971,615)	-	(2,971,615)
Share-based compensation	8	-	-	111,142	-	-	111,142
Balance September 30, 2021		10,327,034	63,686,724	29,230,464	(77,824,085)	128,569	15,221,672

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended September 30, 2021 and 2020

Expressed in U.S. Dollars

	Note	2021	2020
Cash provided by (used in):		$	$

Operating Activities
Net loss for the period		(2,971,615)	(1,599,079)
Items not requiring cash:
Amortization and depreciation	4, 5	28,532	27,981
Share-based compensation	8	111,142	85,407
Non-cash lease expense		25,906	20,728
Interest income (accrued) received on short-term investments		(23)	140
Unrealized foreign exchange gain		1,262	-
Payments on lease obligations		(17,411)	(16,244)
Changes in non-cash working capital:
Prepaids and other assets		634,410	(31,681)
Other non-current assets		6,030	(14,007)
Accounts receivable		(2,923)	(5,554)
Accounts payable and accrued liabilities		(469,227)	160,719
Total cash used in operating activities		(2,653,917)	(1,371,590)

Investing Activities
Loan receivable	3	(250,000)	-
Total cash used in investing activities		(250,000)	-

Financing Activities
Shares issued for cash	7	11,999,825	-
Share issuance costs	7	(1,115,129)	(64,648)
Total cash provided by (used in) financing activities		10,884,696	(64,648)
Effects of foreign exchange on cash and cash equivalents		-	127,725
Increase (decrease) in cash during the period		7,980,779	(1,308,513)
Cash and cash equivalents beginning of the period		7,363,126	5,805,809
Cash and cash equivalents end of the period		15,343,905	4,497,296

Supplemental disclosure of non-cash financing activities:
Warrants issued to placement agent and included in share issuance costs related to July 2021 private placement		739,920	-

See Note 11 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Through September 30, 2021, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.0 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $77.8 million as of September 30, 2021 (June 30, 2021 - $74.9 million). The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $15.3 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended June 30, 2021.

These unaudited condensed consolidated interim financial statements reflect all adjustment, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2021.

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These condensed consolidated interim financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

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

COVID-19 impacts

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these condensed consolidated interim financial statements. While there was no material impact to the Company’s condensed consolidated interim financial statements as of and for the three months ended September 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNFICANT ACCOUNTING POLICIES (cont’d)

(c)	Recent Accounting Pronouncements Not Yet Adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

3.	LOAN RECEIVABLE

On September 25, 2021, the Company provided a short-term loan to BayMedica Inc. (“BayMedica”) of $250,000 (June 30, 2020 - $Nil). The loan, which is secured against certain BayMedica assets, bears no interest unless the proposed acquisition of BayMedica is terminated in accordance with the InMed BayMedica Reorganization Agreement in which case interest accrues at a rate of 15% per annum from date of issuance. The loan matures within one year. On October 13, 2021, the Company acquired BayMedica (see Note 14).

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2021	June 30, 2021
	$	$
Right of Use Asset (lease)	439,321	439,321
Equipment	66,888	66,888
Leasehold Improvements	42,986	42,986
Property and equipment	549,195	549,195
Less: accumulated depreciation	(244,261)	(222,600)
Property and equipment, net	304,934	326,595

Depreciation expense on property, equipment and leasehold improvements for the three months ended September 30, 2021 was $4,217 (2020 - $6,384). Depreciation expense related to the Right-of-Use Asset for the three months ended September 30, 2021 was $21,343 (2020 - $21,351) and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS, NET

Intangible assets consist of:

	September 30, 2021	June 30, 2021
	$	$
Intellectual property	1,736,420	1,736,420
Less: accumulated amortization	(699,038)	(674,723)
Intangible assets, net	1,037,382	1,061,697

The acquired intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. As at September 30, 2021, the acquired intellectual property had an estimated remaining useful life of approximately 10.9 years.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

5.	INTANGIBLE ASSETS, NET (cont’d)

Amortization expense on intangible assets for the three months ended September 30, 2021 was $24,315 (2020 - $21,597). Based upon the intangible assets held as at September 30, 2021, the Company expects amortization expense to be incurred over the next five years as follows:

$

2022	96,468
2023	96,468
2024	96,468
2025	96,468
2026	96,468
482,340

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2021	June 30, 2021
	$	$
Trade payables	1,255,946	775,129
Accrued research and development expenses	178,117	309,901
Employee compensation, benefits and related accruals	273,154	880,207
Accrued general and administrative expenses	137,552	169,641
Accounts payable and accrued liabilities	1,844,769	2,134,878

7.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at September 30, 2021, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at September 30, 2021 and June 30, 2021.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares

During the three months ended September 30, 2021, the Company completed the following:

Transaction Description	Number	Issue Price	Total
Private placement – Shares	890,000	$2.973	$2,645,970
Private placement - Pre-funded warrants	3,146,327	$2.9729	9,353,716
Gross Proceeds			$11,999,686
Allocated to Additional Paid-in Capital			(10,540,635)
			$1,459,051
Share issuance costs	-	$-	$(247,336)

On July 2, 2021, the Company closed a private placement of its common shares and issued an aggregate of 890,000 common shares and 3,146,327 pre-funded warrants, for gross proceeds of $11,999,686. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant was sold in the offering with a warrant to purchase a common share. Transaction costs were allocated proportionally between common shares and warrants with $247,336 allocated to common shares and the balance of $1,786,831 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet.

c)	Share Purchase Warrants

On November 16, 2020, 1,780,000 warrants were issued with an exercise price of $5.11 per share, were immediately exercisable upon issuance, and expire 6 years following the date of issuance.

On February 12, 2021, 693,000 warrants were issued with an exercise price of $4.85 per share, were exercisable 6 months following issuance, and expire 5.5 years following the date of issuance.

On July 2, 2021, 4,036,327 warrants were issued with an exercise price of $2.848 per share, were immediately exercisable upon issuance, and expire 5 years following the date of issuance. The pre-funded and common warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the consolidated balance sheets.

The following is a summary of changes in share purchase warrants from July 1, 2021 to September 30, 2021:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	2,473,000	$5.04	-
Granted	4,036,327	$2.848	-
Balance as at September 30, 2021	6,509,327	$3.68	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	SHARE CAPITAL AND RESERVES (cont’d)

d)	Agents’ Warrants

On July 2, 2021, 302,725 warrants were issued for services with an exercise price of $3.7163 per share, were immediately exercisable upon issuance, and expire 5 years following the date of issuance. The agents’ warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the consolidated balance sheet.

The following is a summary of changes in agents’ warrants from July 1, 2021 to September 30, 2021:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	-	-	-
Granted	302,725	$3.7163	-
Balance as at September 30, 2021	302,725	$3.7163	-

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Board of Directors may, from time to time, in its discretion and in accordance with regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the new stock option plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan.

As at September 30, 2021, there were 132,137 (June 30, 2021 – 493,387) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at September 30, 2021). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

8.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

The following is a summary of changes in outstanding options from July 1, 2021 to September 30, 2021:

	Number	Weighted Average Exercise Price
Balance as at June 30, 2021	912,006	$8.61
Balance as at September 30, 2021	912,006	$8.38

September 30, 2021:
Vested and exercisable	615,625	$10.90
Unvested	296,381	$3.17

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

There were no options granted during the three months ended September 30, 2021.

The weighted average fair value at grant date of options granted during the year ended June 30, 2021 was $1.96 per option. Assumptions used for options granted during the year ended June 30, 2021 included a weighted average risk-free interest rate of 0.27%, weighted average expected life of 3.2 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants, weighted average volatility factor of 105.88%, weighted average dividend yield of 0% and a 5% forfeiture rate.

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2021 were $111,142 (2020 - $85,407). $81,009 was allocated to general and administrative expenses (2020 - $47,850) and the remaining $30,133 was allocated to research and development expenses (2020 - $37,557). Unrecognized compensation cost at September 30, 2021 related to unvested options was $247,519 which will be recognized over a weighted-average vesting period of 1.2 years.

9.	LEASE OBLIGATIONS

On commencement of the lease for the Company’s new offices premises on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057 with no net impact on accumulated deficit.

The following table lists the Company’s operating lease obligations recognized on commencement of the lease for the Company’s offices premises at July 1, 2019.

Lease obligations recognized as at July 1, 2019	$385,057
Discounted using the incremental borrowing rate at July 1, 2019	8%
Estimated annual variable lease payments not included in lease obligations	$59,983

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

9.	LEASE OBLIGATIONS (cont’d)

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2021
Less than one year	$158,452
One to five years	309,592
More than five years	-
Total undiscounted lease liabilities	$468,044	(1)

(1)	Excludes estimated variable operating costs of $61,615 on an annual basis through to August 31, 2024.

10.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. As the outstanding stock options and warrants are anti-dilutive, they are excluded from the weighted average number of common shares in the table below.

	Three Months Ended September 30
	2021	2020
	$	$
Net loss for the period	(2,971,615)	(1,599,079)
Basic and diluted loss per share	(0.25)	(0.31)
Weighted average number of common shares - basic and diluted	12,047,555	5,220,707

11.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the three months ended September 30, 2021, the following transaction was excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	As at September 30, 2021, the Company has unpaid financing costs of $179,118.

During the three months ended September 30, 2020, the following transaction was excluded from the statement of cash flows:

i)	As at September 30, 2020, the Company has unpaid financing costs of $171,717.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

12.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at September 30, 2021, the Company is committed for contract research services and materials at a cost of approximately $3,071,450, expected to occur in the twelve months following September 30, 2021.

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

Short-term investments include guaranteed investment certificates with a face value of $45,132 (June 30, 2021 - $46,391) that are pledged as security for a corporate credit card.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

12.	COMMITMENTS AND CONTINGENCIES (cont’d)

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

13.	FINANCIAL RISK MANAGEMENT

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities.

The fair values of short-term investments, accounts receivable, and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments. Cash and cash equivalents are measured at fair value using Level 1 inputs.

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

Accordingly, the Company is exposed to fluctuations in exchange rates, primarily against the Canadian dollar.

As at September 30, 2021, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$2,443,919 which is equivalent to US$1,918,232 at the September 30, 2021 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $19,182 based on the September 30, 2021 net Canadian dollar assets (liabilities) position. During the three months ended September 30, 2021, the Company recorded foreign exchange loss of $83,800 (2020 – $Nil) related to Canadian dollars.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

13.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at September 30, 2021, holdings of cash and cash equivalents of $7,109,169 (June 30, 2021 - $7,053,329) are subject to floating interest rates. The balance of the Company’s cash holdings of $8,234,736 (June 30, 2021 - $309,796) are non-interest bearing.

As at September 30, 2021, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $45,132 (June 30, 2021 - $46,391).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

b)	Credit Risk:

Credit risk is the risk of financial loss to the Company if a customer or a counter party to a financial instrument fails to meet its contractual obligations. Financial instruments which are potentially subject to credit risk for the Company consist primarily of cash and cash equivalents, short-term investments and loan receivable. Cash and cash equivalents and short-term investments are maintained with financial institutions of reputable credit and may be redeemed upon demand. In the normal course of business, the Company does not provide third party loans. The loan receivable as at September 30, 2021 was issued in conjunction with the planned acquisition of the payee, BayMedica, Inc. (see Note 14).

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at September 30, 2021, the Company has cash and cash equivalents and short-term investments of $15,389,129 (June 30, 2021 - $7,409,588), current liabilities of $1,927,001 (June 30, 2021 - $2,215,361) and a working capital surplus of $14,049,322 (June 30, 2021 - $6,162,908).

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. Dollars)

14.	SUBSEQUENT EVENTS

On October 13, 2021, the Company completed the previously announced acquisition of BayMedica, a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Company acquired 100% of BayMedica in exchange for 2.05 million common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and $1 million to be held in escrow, subject to cancellation, to satisfy certain potential post-closing indemnification and other claims that InMed may have under the definitive agreement in the six- and twelve-month periods following the closing.

Subsequent to September 30, 2021, the Company provided an additional $175,000 short-term loan to BayMedica on terms similar to the September 25, 2021 loan.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	Bringing strict scientific discipline to the field of cannabinoid medicine to unlock the full potential of this class of drugs;

●	Our ability to register and commercialize products in the United States and other jurisdictions;

●	The future timing of INM-755 and INM-088 studies;

●	Our ability to source cannabinoids from third-party manufacturers;

●	Our ability to successfully integrate and develop BayMedica’s operations;
●	Our ability to successfully develop and scale-up our IntegraSyn™ approach;

●	Our ability to transfer our integrative biosynthesis-based manufacturing approach to a contract development and manufacturing organization, or “CDMO”;

●	Our ability to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases);

●	Our ability to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver;

●	Our ability to continue research on INM-755, our lead drug candidate for the treatment of EB, by completing the ongoing clinical trials and commencing subsequent clinical trials;

●	Our ability to continue preclinical research studies for INM-088, our drug candidate for the treatment of glaucoma, which we expect to be followed by clinical trial-enabling studies and then human clinical trials;

●	Our ability to investigate our Product Candidates for additional indications;

●	Our ability to pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	Our ability to seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	Our ability to scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our Product Candidates and commercialization of any of our Product Candidates for which we obtain marketing approval;

●	Acquiring or in-licensing externally developed product(s) and/or technologies;

●	Maintaining, expanding, enforcing, defending and protecting our intellectual property;

●	Our ability to hire additional clinical, quality control and scientific personnel;

●	Our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company; and

●	Our ability to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended

September 30, 2021

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 24, 2021. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise, the terms “InMed,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products targeting treatments for diseases with high unmet medical needs as well as developing proprietary manufacturing technologies.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

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

We believe we are positioned to develop multiple product candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on cannabidiol (“CBD”) and/or tetrahydrocannabinol (“THC”) and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceuticals through various topical formulations, including through cream for dermatology and eye drops for ocular diseases, as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects. THC and CBD can be obtained either from plant extraction or chemically synthesized. We plan to access rare cannabinoids via all non-extraction approaches, including our IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or our integrated, biosynthesis-based manufacturing technology. Our comprehensive loss was $3.0 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $77.8 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and September 30, 2021 by approximately $49.0 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our IntegraSyn™ manufacturing approach;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

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

On July 2, 2021, we closed a $12.0 million private placement. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $11.0 million.

On October 13, 2021, we completed the acquisition of BayMedica Inc. (“BayMedica”), a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. We acquired 100% of BayMedica in exchange for 2.05 million common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and $1 million to be held in escrow, subject to cancellation, to satisfy certain potential post-closing indemnification and other claims that the Company may have under the definitive agreement in the six- and twelve-month periods following the closing.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our IntegraSyn™ manufacturing approach to commercial scale and our drug candidates into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and integrating and developing BayMedica’s operations. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

We expect our general and administrative expenses will increase for the foreseeable future to support our expanded infrastructure, operating as a public company and increased costs of expanding our operations including as a consequence of the BayMedica acquisition. These increases will likely include increased expenses related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,491	$911	$580	64%
General and administrative	1,373	625	748	120%
Amortization and depreciation	29	28	1	4%
Total operating expenses	2,893	1,564	1,329	85%
Interest income	5	4	1	25%
Foreign exchange loss	(84)	(39)	(45)	115%
Net loss	$(2,972)	$(1,599)	$(1,373)	86%

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.6 million, or 64%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in research and development and patents expenses was primarily due to increased activities related to the INM-755 clinical trials.

General and administrative expenses

General and administrative expenses increased by $0.7 million, or 120%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase results primarily from a combination of changes including substantially higher insurance fees resulting from our listing on the Nasdaq Capital Market, personnel expenses, legal fees and investor relation expenses.

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

As of September 30, 2021, we had cash and cash equivalents of $15.3 million.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net cash used in operating activities	$(2,654)	$(1,372)
Net cash used in investing activities	(250)	-
Net cash provided by (used in) financing activities	10,885	(65)
Effects of foreign exchange on cash and cash equivalents	-	128
Net increase (decrease) in cash and cash equivalents	$7,981	$(1,309)

Operating Activities

During the three months ended September 30, 2021, we used cash in operating activities of $2.7 million, primarily resulting from our net loss of $3.0 million combined with $0.2 million used in changes in our non-cash working capital, partially offset primarily by non-cash share-based compensation expenses and the component of our financing expenses allocated to warrants.

During the three months ended September 30, 2020, we used cash in operating activities of $1.4 million, primarily resulting from our net loss of $1.6 million offset primarily by non-cash share-based compensation expenses and changes in our non-cash working capital.

Investing Activities

During the three months ended September 30, 2021, we used cash in investing activities of $0.3 million, resulting from a short-term loan to BayMedica.

During the three months ended September 30, 2020, there were no investing activities.

Financing Activities

During the three months ended September 30, 2021, cash provided by financing activities of $10.9 million consisted of $12.0 million of gross proceeds from a private placement of our common shares, offset by transaction costs of $1.1 million.

During the three months ended September 30, 2020, we used cash in financing activities of less than $0.1 million, resulting from transaction costs related to a public offering of our common shares.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with integrating and developing BayMedica’s operations. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

Through September 30, 2021, we have funded our operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.0 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $77.8 million as of September 30, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and September 30, 2021 by approximately $49.0 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12.0 million private placement. Under the terms of the private placement, an aggregate of 890,000 common shares and 3,146,327 pre-funded warrants, and warrants to purchase up to an aggregate of 4,036,327 common shares, were purchased. The warrants have an exercise price of $2.848 per share, are exercisable immediately and have a term of five years. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $11.0 million.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $15.3 million as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our IntegraSyn™ manufacturing approach;

●	the number of and development requirements for other Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our Product Candidates and the terms of such arrangements;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies including those of BayMedica;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our Product Candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2021

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021. There have been no significant changes to these policies during the three months ended September 30, 2021.

Going Concern

Through September 30, 2021, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $3.0 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. In addition, we have an accumulated deficit of $77.8 million as of September 30, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and September 30, 2021 by approximately $49.0 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12.0 million private placement. Under the terms of the private placement, an aggregate of 890,000 common shares and 3,146,327 pre-funded warrants, and warrants to purchase up to an aggregate of 4,036,327 common shares were purchased. The warrants have an exercise price of $2.848 per share, are exercisable immediately and have a term of five years. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $11.0 million.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $15.3 million as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of September 30, 2021, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting resulting from a lack of resources in our finance function, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Remediation measures include adding additional resources in our finance function, changing certain closing reporting processes and utilizing external resources to assist with certain financial reporting matters. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2022. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material active legal actions. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in our Form 10-K dated September 24, 2021 and in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2021 (the “Registration Statement”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension – Schema

101.CAL	Inline XBRL Taxonomy Extension – Calculations

101.DEF	Inline XBRL Taxonomy Extension – Definitions

101.LAB	Inline XBRL Taxonomy Extension – Labels

101.PRE	Inline XBRL Taxonomy Extension – Presentations

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 10, 2021	By:	/s/ Bruce Colwill
Chief Financial Officer and Chief Accounting Officer