Form 10-Q
period 2021-12-31
InMed Pharmaceuticals Inc.
filed 2022-02-14
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 14, 2022, the registrant had 14,137,034 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2021 and 2020

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2021

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at December 31, 2021 and June 30, 2021

Expressed in U.S. Dollars

		December 31,	June 30,
	Note	2021	2021

		$	$
ASSETS
Current
Cash and cash equivalents		11,279,964	7,363,126
Short-term investments		45,424	46,462
Accounts receivable		50,304	11,919
Inventories	4	988,822	-
Prepaids and other assets		140,512	956,762
Total current assets		12,505,026	8,378,269

Non-Current
Property and equipment, net	5	1,096,649	326,595
Intangible assets, net	6	2,400,831	1,061,697
In-process research and development	6	1,249,000	-
Goodwill	6	2,023,039	-
Other assets		109,175	14,655
Total Assets		19,383,720	9,781,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	8	3,358,489	2,134,878
Short-term debt	9	58,624	-
Current portion of lease obligations	12	391,805	80,483
Deferred revenue		8,390	-
Acquisition consideration payable	7	800,457	-
Total current liabilities		4,617,765	2,215,361

Non-current
Lease obligations	12	598,642	189,288
Total Liabilities		5,216,407	2,404,649

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 14,137,034 (June 30, 2021 - 8,050,707) issued and outstanding	10	69,096,601	60,587,417
Additional paid-in capital	10, 11	27,049,042	21,513,051
Accumulated deficit		(82,106,899)	(74,852,470)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		14,167,313	7,376,567
Total Liabilities and Shareholders’ Equity		19,383,720	9,781,216
Commitments and Contingencies (Note 16)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three and six months ended December 31, 2021 and 2020

Expressed in U.S. Dollars

		Three Months Ended		Six Months Ended
		December 31		December 31
	Note	2021	2020	2021	2020
		$	$	$	$

Sales		265,092	-	265,092	-
Cost of sales		153,537	-	153,537	-
Gross profit		111,555	-	111,555	-

Operating Expenses
Research and development and patents		2,537,070	937,948	4,028,322	1,849,104
General and administrative		1,836,786	959,554	3,209,653	1,584,342
Amortization and depreciation	5, 6	49,797	36,816	78,329	64,797
Total operating expenses		4,423,653	1,934,318	7,316,304	3,498,243

Other Income (Expense)
Interest income		4,222	3,050	9,370	7,395
Finance expense		-	(360,350)	-	(360,350)
Unrealized gain on derivative warrants liability		-	242,628	-	242,628
Other income		22,055	-	22,055	-
Foreign exchange gain (loss)		3,007	(194,792)	(81,105)	(234,291)
Net loss for the period		(4,282,814)	(2,243,782)	(7,254,429)	(3,842,861)

Other Comprehensive Loss
Foreign currency translation gain		-	301,043	-	430,443
Total comprehensive loss for the period		(4,282,814)	(1,942,739)	(7,254,429)	(3,412,418)

Net loss per share for the period
Basic and diluted	13	(0.31)	(0.37)	(0.56)	(0.68)
Weighted average outstanding common shares
Basic and diluted	13	13,847,360	6,091,359	12,923,324	5,656,033

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and six months ended December 31, 2021 and 2020

Expressed in U.S. Dollars

						Accumulated
						Other
				Additional		Comprehensive
				Paid-in	Accumulated	(Loss) Income -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Activity for the three months to September 30, 2020
Loss and comprehensive income for the period		-	-	-	(1,599,079)	129,400	(1,469,679)
Share-based compensation	11	-	-	85,407	-	-	85,407
Balance September 30, 2020		5,220,707	53,065,240	17,849,740	(66,248,460)	(172,474)	4,494,046
Activity for the three months to December 31, 2020
Public offering	10	1,780,000	6,052,000	-	-	-	6,052,000
Share issuance costs	10	-	(1,109,128)	-	-	-	(1,109,128)
Loss and comprehensive income for the period		-	-	-	(2,243,782)	301,043	(1,942,739)
Share-based compensation	11	-	-	96,634	-	-	96,634
Activity for the six months to December 31, 2020		1,780,000	4,942,872	182,041	(3,842,861)	430,443	1,712,495
Balance December 31, 2020		7,000,707	58,008,112	17,946,374	(68,492,242)	128,569	7,590,813

						Accumulated
						Other
				Additional		Comprehensive
				Paid-in	Accumulated	Income -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2021		8,050,707	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Activity for the three months to September 30, 2021
Private placement	10	890,000	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs	10	-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents' warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants	10	1,386,327	1,887,592	(1,887,453)	-	-	139
Loss for the period		-	-	-	(2,971,615)	-	(2,971,615)
Share-based compensation	11	-	-	111,142	-	-	111,142
Balance September 30, 2021		10,327,034	63,686,724	29,230,464	(77,824,085)	128,569	15,221,672
Activity for the three months to December 31, 2021
Exercise of pre-funded warrants	10	1,760,000	2,396,377	(2,396,201)	-	-	176
Acquisition of BayMedica	7	2,050,000	3,013,500	-	-	-	3,013,500
Loss for the period		-	-	-	(4,282,814)	-	(4,282,814)
Share-based compensation	11	-	-	214,779	-	-	214,779
Activity for the six months to December 31, 2021		6,086,327	8,509,184	5,535,991	(7,254,429)	-	6,790,746
Balance December 31, 2021		14,137,034	69,096,601	27,049,042	(82,106,899)	128,569	14,167,313

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended December 31, 2021 and 2020

Expressed in U.S. Dollars

	Note	2021	2020

		$	$
Cash provided by (used in):

Operating Activities
Net loss for the period		(7,254,429)	(3,842,861)
Items not requiring cash:
Amortization and depreciation	5, 6	78,329	64,797
Share-based compensation	11	325,921	182,041
Amortization of right-of-use assets		126,080	61,065
Loss on disposal of assets		11,355	-
Interest income received on short-term investments		-	137
Unrealized gain on derivative warrants liability		-	(242,628)
Unrealized foreign exchange loss		1,038	-
Payments on lease obligations		(125,123)	(41,057)
Finance expense		-	360,350
Changes in non-cash working capital:
Inventories		(501,700)	-
Prepaids and other assets		847,374	105,126
Other non-current assets		6,030	(14,161)
Accounts receivable		(2,285)	(102,729)
Accounts payable and accrued liabilities		296,437	296,971
Deferred revenue		3,248	-
Total cash used in operating activities		(6,187,725)	(3,172,949)

Investing Activities
Cash acquired from acquisition of BayMedica	7	91,566	-
Purchase of property and equipment		(35,555)	-
Total cash provided by investing activities		56,011	-

Financing Activities
Shares issued for cash	10	12,000,001	8,010,000
Share issuance costs	10	(1,294,247)	(1,116,967)
Repayment of debt		(232,202)	-
Settlement of debt upon acquisition of subsidiary		(425,000)	-
Total cash provided by financing activities		10,048,552	6,893,033
Effects of foreign exchange on cash and cash equivalents		-	494,960
Increase in cash during the period		3,916,838	4,215,044
Cash and cash equivalents beginning of the period		7,363,126	5,805,809
Cash and cash equivalents end of the period		11,279,964	10,020,853
See Note 15 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs as well as developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry.

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

Through December 31, 2021, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $7.3 million and $3.8 million for the six months ended December 31, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $82.1 million as of December 31, 2021 (June 30, 2021 - $74.9 million). The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $11.3 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT AND NEW ACCOUNTING POLICIES

(a)	Basis of Presentation

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended December 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2021, except for the new accounting guidance adopted during the period.

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These condensed consolidated interim financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

(b)	Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these condensed consolidated interim financial statements are the estimated fair values of the assets acquired and liabilities assumed in acquisitions, the estimate of useful life of intangible assets, the application of the going concern assumption, the impairment assessment for long-lived assets, and determining the fair value of share-based payments and warrants.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT AND NEW ACCOUNTING POLICIES (cont’d)

(c)	COVID-19 Impacts

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these condensed consolidated interim financial statements. While there was no material impact to the Company’s condensed consolidated interim financial statements as of and for the three and six months ended December 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

(d)	Business Combinations

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. If the Company’s interest in the fair value of the acquiree’s net identifiable assets exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

(e)	Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2021 and June 30, 2021.

(f)	Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are raw materials, work-in-progress, and finished goods.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. At December 31, 2021, no amounts had been charged to the valuation allowance.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT AND NEW ACCOUNTING POLICIES (cont’d)

(g)	Revenue Recognition

The Company recognizes revenue when the Company satisfies the performance obligations under the terms of a contract and control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. ASC 606, Revenue from Contracts with Customers defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when or as the performance obligation is satisfied.

Revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are generally recognized at a point in time when control over the products have been transferred to the customer. Control of the products are considered transferred to the customer once they have been shipped to the customer and title and risk of loss have been transferred to the customer and the Company has a present right to payment. Sales and other taxes that are required to be remitted to regulatory authorities are recorded as liabilities and excluded from sales. Limited rights of return, for claims of damaged or non-compliant products, exist with the Company’s customers.

The Company has elected the practical expedient that allows it to recognize the incremental costs of obtaining a contract as an expense, when incurred, if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Revenues within the scope of ASC 606 do not include material amounts of variable consideration. Customer payments are generally due in advance of when control is transferred to the customer. The time between invoicing and when payment is due is not significant.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenues have not been recognized based on the Company’s revenue recognition criteria described above. Such amounts are reported as deferred revenue on the consolidated balance sheet. Deferred revenue that is expected to be recognized during the following twelve months is recorded as a current liability.

(h)	Cost of Sales

Cost of sales consist primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for the Company’s manufacturing business.

(i)	Shipping and Handling

The Company records freight billed to customers within Net sales. Shipping and handling costs associated with inbound freight and goods shipped to customers are recorded in cost of sales. Other shipping and handling costs, such as for quality assurance, are recorded in operating expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

2.	SIGNIFICANT AND NEW ACCOUNTING POLICIES (cont’d)

(j)	Recent Accounting Pronouncements Not Yet Adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

3.	CUSTOMER CONCENTRATION

The Company had three customers during the three and six month periods ended December 31, 2021 which individually generated 10% or more of the Company’s net sales. These customers accounted for 76% of the Company’s sales for the three and six month periods ended December 31, 2021. As of December 31, 2021, these customers represented 17% of the Company’s outstanding accounts receivable.

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2021	June 30, 2021
	$	$

Work in process	826,679	-
Finished goods	162,143	-
Inventories	988,822	-

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2021	June 30, 2021
	$	$

Right of Use Asset (leases)	1,167,436	439,321
Equipment	209,324	66,888
Leasehold Improvements	40,409	42,986
Property and equipment	1,417,169	549,195
Less: accumulated depreciation	(320,520)	(222,600)
Property and equipment, net	1,096,649	326,595

Depreciation expense on property, equipment and leasehold improvements for the three and six months ended December 31, 2021 was $6,246 and $10,463 (2020 - $6,528 and $12,912). Depreciation expense related to the Right-of-Use Asset for the three and six months ended December 31, 2021 was $88,265 and $109,608 (2020 - $21,828 and $43,179) and was recorded in general and administrative expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

6.	INTANGIBLE ASSETS, IPR&D AND GOODWILL

Intangible assets consist of:

	December 31, 2021	June 30, 2021
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	-
Trademark	216,000	-
Intangible assets	3,143,420	1,736,420
Less: accumulated depreciation	(742,589)	(674,723)
Intangible assets, net	2,400,831	1,061,697

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

The acquired trademark represents the trade name ProDiol® and is being amortized over 10 years.

As at December 31, 2021, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 13 years.

Amortization expense on intangible assets for the three and six months ended December 31, 2021 was $43,551 and $67,866 (2020 - $30,288 and $51,885). The Company expects amortization expense to be incurred over the next five years as follows:

$

2022	184,649
2023	184,649
2024	184,649
2025	184,649
2026	184,649
923,245

Acquired IPR&D are related identifiable intangible assets associated with cannabinoid manufacturing processes and includes knowhow and trade secrets acquired in the BayMedica acquisition (see Note 7). Acquired IPR&D represent the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

Goodwill arose from the acquisition of BayMedica (see Note 7). The Company performs its annual goodwill impairment assessment on June 30, or more frequently if impairment indicators exist. In the event management determines that the value of goodwill has been impaired, the Company will incur an impairment charge during the period in which the determination is made. As of December 31, 2021, there were no indicators of impairment.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	ACQUISITION

On October 13, 2021, the Company completed the acquisition of BayMedica, a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Company acquired 100% of BayMedica in exchange for i) 2,050,000 common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and ii) $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement in the six- and twelve-month periods following the closing.

Total consideration for the acquisition of BayMedica is summarized as follows:

Purchase Price
Consideration
($)
Estimated fair value of common shares issued	3,013,500
Cash	1,000,000
Less: Post-closing adjustments	(199,543)
Estimated fair value of consideration transferred	3,813,957

The 2,050,000 common shares were valued at $1.47, being the closing price of the Company’s common shares on Nasdaq on October 12, 2021. The cash component is subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims and therefore is subject to further changes.

In accordance with the acquisition method of accounting, the purchase price of BayMedica has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, estimates and other analyses. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance represents the assembled workforce acquired, the combined company’s expectations of the strategic opportunities available as a result of the acquisition, and other synergies that will be derived from the acquisition.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	ACQUISITION (cont’d)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price
Allocation
($)
Assets acquired:
Cash and cash equivalents	91,566
Accounts receivable, net of allowance for doubtful accounts	36,100
Inventories	487,122
Prepaid expenses and deposits	131,674
Property and equipment	133,911
IPR&D	1,249,000
Patents	1,191,000
Trademark	216,000
Goodwill	2,023,039
Total assets acquired	5,559,412

Liabilities assumed:
Accounts payable and accrued liabilities	1,024,487
Other short-term liabilities	598,245
Long-term debt	122,723
Total liabilities acquired	1,745,455
Estimated fair value of net assets acquired	3,813,957

Tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.

The Purchase Price allocation includes certain identifiable intangible assets with an estimated fair value of approximately $2,656,000. These intangible assets include trade secrets, product formulation knowledge, patents and trademarks. Patents and trademarks are expected to have a finite life and are being amortized using the straight-line method over the respective lives of each asset.

Acquired IPR&D are related identifiable intangible assets associated with cannabinoid manufacturing processes and includes knowhow and trade secrets. The multi-period excess earnings method was used to determine the fair value of these assets as at the date of acquisition. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

The acquired trademark represents the trade name ProDiol®. The fair value of the trademark, which was determined using the relief from royalty method, was capitalized as of the acquisition date and is subsequently being amortized over 10 years.

Acquired patents consist of patents related to the development of cannabinoid analogs, the fair value of which was determined using the income approach. This intangible asset is being amortized over an estimated useful life of 18 years.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

7.	ACQUISITION (cont’d)

As of December 31, 2021, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital, income taxes and resulting impacts to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.

Following the acquisition date, the operating results of BayMedica have been included in the unaudited condensed consolidated financial statements. For the period from the October 13, 2021 acquisition date through December 31, 2021, net revenues attributable to BayMedica were $0.1 million and operating losses attributable to BayMedica were $0.9 million. Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $0.2 million for the six months ended December 31, 2021 and were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table presents the pro forma consolidated results of the Company assuming the BayMedica acquisition had been completed on July 1, 2020:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
	$	$	$	$

Sales	265,092	276,790	265,092	586,070
Net loss	(4,224,983)	(2,914,379)	(7,100,445)	(5,052,849)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2021	June 30, 2021
	$	$

Trade payables	1,706,680	775,129
Accrued research and development expenses	821,999	309,901
Employee compensation, benefits and related accruals	447,696	880,207
Accrued general and administrative expenses	382,114	169,641
Accounts payable and accrued liabilities	3,358,489	2,134,878

9.	DEBT

The Company’s short-term debt consisted of a notes payable to a vendor of $58,624 that matures in June 2022. This note payable accrues interest at 0% per annum. This note payable is an unsecured, unsubordinated obligation of the Company.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

10.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at December 31, 2021, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at December 31, 2021 and June 30, 2021.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the six months ended December 31, 2021, the Company completed the following private placement:

Transaction Description	Number	Issue Price	Total
Private placement - Shares	890,000	$2.973	$2,645,970
Private placement - Pre-funded warrants	3,146,327	$2.9729	9,353,716
Gross Proceeds			$11,999,686
Allocated to Additional Paid-in Capital			(10,540,635)
			$1,459,051
Share issuance costs			$(247,336)

On July 2, 2021, the Company closed a private placement of its common shares and issued an aggregate of 890,000 common shares and 3,146,327 pre-funded warrants, for gross proceeds of $11,999,686. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant was sold in the offering with a warrant to purchase a common share. Transaction costs were allocated proportionally between common shares and warrants with $247,336 allocated to common shares and the balance of $1,786,831 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. The 3,146,327 pre-funded warrants were fully exercised for 3,146,327 common shares during the six months ended December 31, 2021 resulting in a $4,283,654 reclassification from additional paid-in capital to common shares.

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

10.	SHARE CAPITAL AND RESERVES (cont’d)

(c)	Share Purchase Warrants (cont’d)

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

The following is a summary of changes in share purchase warrants from July 1, 2021 to December 31, 2021:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	2,473,000	$5.04	-
Granted	4,036,327	$2.848	-
Balance as at December 31, 2021	6,509,327	$3.68	-

d)	Agents’ Warrants

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

The following is a summary of changes in agents’ warrants from July 1, 2021 to December 31, 2021:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	-	-	-
Granted	302,725	$3.7163	-
Balance as at December 31, 2021	302,725	$3.7163	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

11.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As at December 31, 2021, there were 110,077 (June 30, 2021 – 493,387) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at December 31, 2021). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2021 to December 31, 2021:

	Number	Weighted Average Exercise Price $
Balance as at June 30, 2021	912,006	8.61
Granted	716,000	1.40
Expired/Forfeited	(30,302)	16.91
Balance as at December 31, 2021	1,597,704	5.11

December 31, 2021:
Vested and exercisable	698,461	9.43
Unvested	899,243	1.77

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

11.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the six months ended December 31, 2021 was $1.40 per option (year ended June 30, 2021 - $1.96). Assumptions used for options granted during the six months ended December 31, 2021 included a weighted average risk-free interest rate of 1.11% (year ended June 30, 2021 – 0.27%), weighted average expected life of 3.1 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants, weighted average volatility factor of 97.60% (year ended June 30, 2021 – 105.88%), weighted average dividend yield of 0% (year ended June 30, 2021 – 0%) and a 5% forfeiture rate (year ended June 30, 2021 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended December 31, 2021 were $214,779 (2020 - $96,634). $123,475 was allocated to general and administrative expenses (2020 - $62,106) and the remaining $91,304 was allocated to research and development expenses (2020 - $34,528). Total expenses arising from share-based payment transactions recognized during the six months ended December 31, 2021 were $325,921 (2020 - $182,041). $204,484 was allocated to general and administrative expenses (2020 - $109,956) and the remaining $121,437 was allocated to research and development expenses (2020 - $72,085). Unrecognized compensation cost at December 31, 2021 related to unvested options was $618,617 which will be recognized over a weighted-average vesting period of 1.4 years.

12.	LEASE OBLIGATIONS

On commencement of a lease on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057 with no net impact on accumulated deficit.

In conjunction with the acquisition of BayMedica (note 7), the Company acquired an operating lease for a corporate office with a remaining term of 2.3 years as at December 31, 2021. On the date of acquisition of BayMedica, the Company recognized right-of-use assets of $728,115 and a lease liability of $825,427, utilizing the remaining term on acquisition and a 4.0% discount rate. Estimated annual variable lease payments not included in the lease liability are $79,902.

The Company is committed to minimum lease payments as follows:

Maturity Analysis	December 31, 2021
Less than one year	$427,831
One to five years	950,817
More than five years	-
Total undiscounted lease liabilities	$1,378,648	(1)

(1)	Excludes estimated variable operating costs of $79,902 and $61,921 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

13.	BASIC AND DILUTED LOSS PER SHARE

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	$	$	$	$

Net loss for the period	(4,282,814)	(2,243,782)	(7,254,429)	(3,842,861)
Basic and diluted loss per share	(0.31)	(0.37)	(0.56)	(0.68)
Weighted average number of common shares - basic and diluted	13,847,360	6,091,359	12,923,324	5,656,033

14.	SEGMENT INFORMATION

As of the closing of the BayMedica acquisition, the Company aligned into two operating and reportable segments, InMed Pharmaceuticals (the “InMed” segment) and BayMedica (the “BayMedica” segment). The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed and BayMedica based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and therefore, the Company does not report asset information by reportable segment.

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

14.	SEGMENT INFORMATION (cont’d)

The following table presents information about the Company’s reportable segments for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021			2020
	InMed	BayMedica	Total	InMed	BayMedica	Total
		$	$	$	$	$

Sales	-	265,092	265,092	-	-	-
Operating expenses	3,564,865	983,041	4,547,906	2,243,782	-	2,243,782
Net loss	(3,564,865)	(717,949)	(4,282,814)	(2,243,782)	-	(2,243,782)
Unrestricted cash	10,833,338	446,626	11,279,964	10,020,853	-	10,020,853

	Six Months Ended December 31,
	2021			2020
	InMed	BayMedica	Total	InMed	BayMedica	Total
		$	$	$	$	$

Sales	-	265,092	265,092	-	-	-
Operating expenses	6,536,480	983,041	7,519,521	3,842,861	-	3,842,861
Net loss	(6,536,480)	(717,949)	(7,254,429)	(3,842,861)	-	(3,842,861)
Unrestricted cash	10,833,338	446,626	11,279,964	10,020,853	-	10,020,853

15.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the six months ended December 31, 2021, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	On October 13, 2021, the Company issued 2,050,000 common shares to BayMedica’s equity and convertible debt holders, pursuant to the acquisition of BayMedica. The estimated fair value of these common shares was $3,013,500 and was included in the total consideration for the acquisition of BayMedica (see Note 7).

During the six months ended December 31, 2020, the following transaction was excluded from the statement of cash flows:

i)	As at December 31, 2020, the Company has unpaid financing costs of $328,845.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

16.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at December 31, 2021, the Company is committed for contract research services and materials at a cost of approximately $2,030,205, expected to occur in the twelve months following December 31, 2021.

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

Short-term investments include guaranteed investment certificates with a face value of $45,356 (June 30, 2021 - $46,391) that are pledged as security for a corporate credit card.

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

The Company entered into a patent license agreement with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to Licensor based on net sales of licensed products, with minimum payments required starting in 2021. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As at December 31, 2021, the Company has accrued $300,000 for the minimum payments under the agreement.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

17.	FINANCIAL RISK MANAGEMENT

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

As at December 31, 2021, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$2,638,499 which is equivalent to US$2,081,248 at the December 31, 2021 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $20,812 based on the December 31, 2021 net Canadian dollar assets (liabilities) position. During the six months ended December 31, 2021, the Company recorded foreign exchange loss of $72,619 (2020 – $Nil) related to Canadian dollars.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at December 31, 2021, holdings of cash and cash equivalents of $8,313,978 (June 30, 2021 - $7,053,329) are subject to floating interest rates. The balance of the Company’s cash holdings of $2,965,986 (June 30, 2021 - $309,796) are non-interest bearing.

As at December 31, 2021, the Company held variable rate guaranteed investment certificates, with one-year terms, with face value of $45,356 (June 30, 2021 - $46,391).

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at December 31, 2021, the Company has cash and cash equivalents and short-term investments of $11,325,388 (June 30, 2021 - $7,409,588), current liabilities of $4,617,765 (June 30, 2021 - $2,215,361) and a working capital surplus of $7,887,261 (June 30, 2021 - $6,162,908).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	Bringing strict scientific discipline to the field of cannabinoid medicine;

●	Serving as a business-to-business (B2B) supplier to wholesalers and end-product manufacturers / marketers in the health and wellness sector;

●	Our ability to register and commercialize Product Candidates in the United States and other jurisdictions;

●	The future timing of INM-755 and INM-088 studies and research into potential new uses;

●	Our ability to source required materials from third-party manufacturers;

●	Our ability to successfully integrate and develop BayMedica’s operations and expand the BayMedica Product portfolio;
●	Our ability to successfully develop and scale-up our manufacturing approaches including our ability transfer to a contract development and manufacturing organization, or “CDMO;

●	Our ability to transfer our integrative biosynthesis-based manufacturing approach”;

●	Our ability to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases);

●	Our ability to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver;

●	Our ability to continue development of INM-755, our lead drug candidate for the treatment of EB, and the development of INM-088, our drug candidate for the treatment of glaucoma;

●	Our ability to pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	Our ability to seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	Our ability to scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	Acquiring or in-licensing externally developed products and/or technologies;

●	Maintaining, expanding, enforcing, defending and protecting our intellectual property;

●	Our ability to hire additional clinical, quality control, sales and scientific personnel;

●	Our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company; and

●	Our ability to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Six Months Ended

December 31, 2021

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended December 31, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise, the terms “InMed,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”) as well as developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry (“Products”).

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

We are developing multiple manufacturing approaches for synthesizing rare cannabinoids for potential use in pharmaceutical Product Candidates as well as serving as a business-to-business (B2B) supplier to wholesalers and end-product manufacturers / marketers in the health and wellness sector. This includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSynTM. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates in important market segments including clinically proven, FDA-approved medicines and non-prescription, over-the-counter consumer products via B2B supply relationships with wholesalers and end-product manufacturers. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The active pharmaceutical ingredient (“API”) under development for our initial two drug candidates, INM-755 for Epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of additional rare cannabinoids to treat diseases including but not limited to neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical drug candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoids sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We plan to access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our company, business planning and capital raising. On October 13, 2021, we acquired BayMedica Inc., now named BayMedica LLC (“BayMedica”). Upon closing of the transaction, BayMedica became a wholly-owned subsidiary of InMed. To date, we have funded our operations primarily through the issuance of common shares.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or the success of our manufacturing technologies. Our comprehensive loss was $7.3 million and $3.4 million for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $82.1 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and December 31, 2021 by approximately $53.3 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our manufacturing technologies;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	expand our BayMedica Product portfolio;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional uses beyond the initial indications;

●	pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	hire additional clinical, quality control, sales and scientific personnel; and

●

add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Products and Product Candidates or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Products and Product Candidates ourselves.

Because of the numerous risks and uncertainties associated with drug development and commercial growth, we are unable to predict the timing or amount of increased expenses or the timing of when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

Recent Developments

On July 2, 2021, we closed a $12.0 million private placement. After deducting the placement agent fees and estimated offering expenses payable by the Company, we received net proceeds of approximately $11.0 million.

On October 13, 2021, we completed the acquisition of BayMedica Inc. (“BayMedica”), a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. We acquired 100% of BayMedica in exchange for 2.05 million common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement in the six- and twelve-month periods following the closing.

Components of Results of Operations

Revenue

Our revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are generally recognized at a point in time when control over the products have been transferred to the customer.

Cost of Sales

Cost of sales consist primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for our manufacturing business.

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates and include:

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

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

The successful development of our Products and Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates or to develop and commercialize additional Products. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with development, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to develop and commercialize additional Products, to complete preclinical and clinical development and commercialization of our Product Candidates and to further advance the development of our manufacturing technologies;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish sales, licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of materials for use in production of our Products and Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of new Products and of our Product Candidates, if and when approved;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products; and

●	a continued acceptable safety profile of our Product Candidates following receipt of any regulatory approvals.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

A change in the outcome of any of these variables with respect to the development of any of our Product or Product Candidates would significantly change the costs and timing associated with the development of those Product or Product Candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our manufacturing technologies and our drug candidates into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and integrating and developing BayMedica’s operations. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Amortization and Depreciation

Intangible assets are comprised of intellectual property that we acquired in 2014 and 2015 and trade secrets, product formulation knowledge, patents and trademarks that we acquired in October 2021. The acquired intellectual property, patents and trademark are amortized on a straight-line basis based on their estimated useful lives. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Results of Operations

Comparison of the three months ended December 31, 2021 and 2020

	Three Months Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
Sales	$265	$-	$265	nm
Cost of sales	154	-	154	nm
Gross profit	111	-	111	nm

Operating expenses:
Research and development and patents	2,537	938	1,599	170%
General and administrative	1,837	959	878	92%
Amortization and depreciation	73	37	36	97%
Total operating expenses	4,447	1,934	2,513	130%
Interest income	4	3	1	33%
Finance expense	-	(360)	360	-100%
Unrealized gain on derivative warrants liability	-	243	(243)	-100%
Other income	22	-	22	nm
Foreign exchange gain (loss)	4	(195)	199	-102%
Net loss	$(4,306)	$(2,243)	$(2,063)	92%

Sales, Cost of Sales and Gross Profit

We realized sales of $0.3 million in our BayMedica segment for the three months ended December 31, 2021, the result of manufacturing and distribution sales of bulk rare cannabinoids following the acquisition of BayMedica in October 2021; there were no comparable revenues in the 2020 period. Accordingly, we realized cost of goods sold of $0.2 million in our BayMedica segment for the three months ended December 31, 2021, with no comparable expenses in 2020, resulting in a gross profit of $0.1 million for the period.

Research and Development and Patents Expenses

Research and development and patents expenses increased by $1.0 million in our InMed segment, or 111%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in research and development and patents expenses was primarily due to increased activities related to the INM-755 clinical trials.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

Research and development and patents expenses were $0.6 million in our BayMedica segment for the three months ended December 31, 2021. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2020.

General and administrative expenses

General and administrative expenses increased by $0.6 million in our InMed segment, or 63%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase results primarily from a combination of changes including personnel expenses, legal fees and investor relation expenses and substantially higher insurance fees resulting from our listing on the Nasdaq Capital Market which occurred during the three months ended December 31, 2020.

General and administrative expenses were $0.3 million in our BayMedica segment for the three months ended December 31, 2021. The increase was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2020.

Comparison of the six months ended December 31, 2021 and 2020

	Six Months Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
Sales	$265	$-	$265	nm
Cost of sales	154	-	154	nm
Gross profit	111	-	111	nm

Operating expenses:
Research and development and patents	4,028	1,849	2,179	118%
General and administrative	3,210	1,584	1,626	103%
Amortization and depreciation	101	65	36	55%
Total operating expenses	7,339	3,498	3,841	110%
Interest income	9	7	2	29%
Finance expense	-	(360)	360	-100%
Unrealized gain on derivative warrants liability	-	243	(243)	-100%
Other income	22	-	22	nm
Foreign exchange loss	(81)	(234)	153	-65%
Net loss	$(7,278)	$(3,842)	$(3,436)	89%

Sales, Cost of Sales and Gross Profit

We realized sales of $0.3 million in our BayMedica segment for the six months ended December 31, 2021, the result of manufacturing and distribution sales of bulk rare cannabinoids following the acquisition of BayMedica in October 2021, and thus there were no comparable revenues in the 2020 period. Accordingly, we realized cost of goods sold of $0.2 million in our BayMedica segment for the six months ended December 31, 2021, with no comparable expenses in 2020, resulting in a gross profit of $0.1 million for the period.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

Research and Development and Patents Expenses

Research and development and patents expenses increased by $1.6 million in our InMed segment, or 88%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase in research and development and patents expenses was primarily due to increased activities related to the INM-755 clinical trials.

Research and development and patents expenses were $0.6 million in our BayMedica segment for the six months ended December 31, 2021. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2020.

General and administrative expenses

General and administrative expenses increased by $1.4 million in our InMed segment, or 86%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase results primarily from a combination of changes including personnel expenses, legal fees and investor relation expenses, substantially higher insurance fees resulting from our listing on the Nasdaq Capital Market which occurred during the three months ended December 31, 2020. In addition, acquisition-related expenses, which were comprised of regulatory, financial advisory and legal fees, totaled $0.2 million for the six months ended December 31, 2021 and were included in general and administrative expenses in our InMed segment.

General and administrative expenses were $0.3 million in our BayMedica segment for the six months ended December 31, 2021. The increase is due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2020.

Finance expense

Finance expense is $Nil in our InMed segment for the six months ended December 31, 2021, compared to $0.4 million for the six months ended December 31, 2020. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $Nil in our InMed segment for the six months ended December 31, 2021, compared to $0.2 million for the six months ended December 31, 2020, which is the change in fair value of derivative warrants liability during the end of the period.

Foreign exchange loss

Foreign exchange loss increased by $0.2 million in our InMed segment, or 65%, for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Liquidity and Capital Resources

Since our inception, we have only generated limited revenue from Product sales, no sales from any other sources and have incurred significant operating losses and negative cash flows from our operations. We have only commenced commercial sales with the acquisition of BayMedica and not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of common shares.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

As of December 31, 2021, we had cash and cash equivalents of $11.3 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net cash used in operating activities	$(6,188)	$(3,173)
Net cash provided by investing activities	56	-
Net cash provided by financing activities	10,049	6,893
Effects of foreign exchange on cash and cash equivalents	-	495
Net increase in cash and cash equivalents	$3,917	$4,215

Operating Activities

During the six months ended December 31, 2021, we used cash in operating activities of $6.2 million, primarily resulting from our net loss of $7.3 million offset primarily by changes in our non-cash working capital and non-cash share-based compensation expenses.

During the six months ended December 31, 2020, we used cash in operating activities of $3.2 million, primarily resulting from our net loss of $3.8 million, partially offset primarily by non-cash share-based compensation expenses, financing expenses allocated to warrants, changes in the valuation of the derivative warrants liability and changes in non-cash working capital.

Investing Activities

During the six months ended December 31, 2021, cash provided by investing activities of less than $0.1 million resulted from cash acquired from the acquisition of BayMedica, partially offset by purchases of property and equipment.

During the six months ended December 31, 2020, there were no investing activities.

Financing Activities

During the six months ended December 31, 2021, cash provided by financing activities of $10.0 million consisted of $12.0 million of gross proceeds from a private placement of our common shares, offset by transaction costs of $1.3 million and settlement of debt of $0.4 million reflecting the value of loans to BayMedica as at the date of acquisition and $0.2 million for the repayment of debt assumed in the BayMedica acquisition.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

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

Through December 31, 2021, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $7.3 million and $3.8 million for the six months ended December 31, 2021 and 2020, respectively. In addition, we have an accumulated deficit of $82.1 million as of December 31, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and December 31, 2021 by approximately $53.3 million and we expect to continue to generate operating losses for the foreseeable future.

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

As of the issuance date of this Form 10-Q, we expect our cash and cash equivalents of $11.3 million as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing stockholders.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies including those of BayMedica;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

A change in the outcome of any of these, or other variables with respect to the development of any of our Products and Product Candidates, could significantly change the costs and timing associated with their development. We will need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial revenues from either our Products or Product Candidates, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams, Products or Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Products or Product Candidates that we would otherwise prefer to develop and market ourselves.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021. In addition, Note 2 to our unaudited condensed consolidated interim financial statements as of and for the three and six months ended December 31, 2021 include new accounting policies for business combinations, accounts receivable, inventories, revenue recognition, cost of sales and shipping and handling. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results.

Business Combination

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets and liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. If the Company’s interest in the fair value of the acquiree’s net identifiable assets exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

As part of our acquisition of BayMedica Inc, on October 13, 2021, goodwill, trade secrets, product formulation knowledge, patents, trademarks, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. The fair value of the aggregate intangible assets was determined to be $2.7 million and goodwill was $2.0 million at the acquisition date. IPR&D is classified as indefinite-lived and is not amortized. The multi-period excess earnings method was used to determine the fair value of these assets as at the date of acquisition. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Patents and trademarks are expected to have a finite life and are being amortized on a straight-line basis over their estimated useful lives. Amortization begins when intangible assets with finite lives are put into use.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2021

Going Concern

Through December 31, 2021, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $7.3 million and $3.8 million for the six months ended December 31, 2021 and 2020, respectively. In addition, we have an accumulated deficit of $82.1 million as of December 31, 2021. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and December 31, 2021 by approximately $53.3 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12.0 million private placement and received net proceeds of approximately $11.0 million.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $11.3 million as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of fiscal 2023. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of December 31, 2021, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting resulting from a lack of resources in our finance function, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension – Schema

101.CAL	Inline XBRL Taxonomy Extension – Calculations

101.DEF	Inline XBRL Taxonomy Extension – Definitions

101.LAB	Inline XBRL Taxonomy Extension – Labels

101.PRE	Inline XBRL Taxonomy Extension – Presentations

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 14, 2022	By:	/s/ Bruce Colwill
Chief Financial Officer and Chief Accounting Officer