Form 10-Q
period 2022-03-31
InMed Pharmaceuticals Inc.
filed 2022-05-13
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, the registrant had 14,641,645 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2022 and 2021

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2022

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at March 31, 2022 and June 30, 2021

Expressed in U.S. Dollars

		March 31,	June 30,
	Note	2022	2021
		$	$
ASSETS
Current
Cash and cash equivalents		5,898,313	7,363,126
Short-term investments		46,098	46,462
Accounts receivable		70,554	11,919
Inventories	4	1,420,382	-
Prepaids and other assets		1,311,539	956,762
Total current assets		8,746,886	8,378,269

Non-Current
Property and equipment, net	5	1,002,846	326,595
Intangible assets, net	6	2,355,401	1,061,697
In-process research and development	6	1,249,000	-
Goodwill	6	2,023,039	-
Other assets		108,625	14,655
Total Assets		15,485,797	9,781,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	8	2,866,927	2,134,878
Short-term debt		29,312	-
Current portion of lease obligations	11	399,904	80,483
Deferred revenue		8,902	-
Acquisition consideration payable	7	800,457	-
Total current liabilities		4,105,502	2,215,361

Non-current
Lease obligations	11	493,562	189,288
Total Liabilities		4,599,064	2,404,649

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
14,283,848 (June 30, 2021 - 8,050,707) issued and outstanding	9	69,825,331	60,587,417
Additional paid-in capital	9, 10	26,515,397	21,513,051
Accumulated deficit		(85,582,564)	(74,852,470)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		10,886,733	7,376,567
Total Liabilities and Shareholders’ Equity		15,485,797	9,781,216
Commitments and Contingencies (Note 15)
Related Party Transactions (Note 17)
Subsequent Events (Note 18)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Expressed in U.S. Dollars

		Three Months Ended		Nine Months Ended
		March 31		March 31
	Note	2022	2021	2022	2021
		$	$	$	$

Sales		309,585	-	574,677	-
Cost of sales		127,308	-	280,845	-
Gross profit		182,277	-	293,832	-

Operating Expenses
Research and development and patents		1,753,545	1,772,593	5,781,867	3,621,697
General and administrative		1,915,017	1,333,725	5,124,670	2,918,067
Amortization and depreciation	5, 6	53,340	27,421	131,669	92,218
Total operating expenses		3,721,902	3,133,739	11,038,206	6,631,982

Other Income (Expense)
Interest and other income		30,964	3,797	62,389	11,192
Finance expense		-	-	-	(360,350)
Unrealized gain on derivative warrants liability		-	-	-	242,628
Foreign exchange gain (loss)		32,996	28,467	(48,109)	(205,824)
Net loss for the period		(3,475,665)	(3,101,475)	(10,730,094)	(6,944,336)

Other Comprehensive Loss
Foreign currency translation gain		-	-	-	430,443
Total comprehensive loss for the period		(3,475,665)	(3,101,475)	(10,730,094)	(6,513,893)

Net loss per share for the period
Basic and diluted	12	(0.25)	(0.41)	(0.81)	(1.11)
Weighted average outstanding common shares
Basic and diluted	12	14,151,544	7,549,040	13,326,754	6,277,824

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Expressed in U.S. Dollars

						Accumulated Other
				Additional		Comprehensive
				Paid-in	Accumulated	(Loss) Income -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		5,220,707	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Activity for the six months to December 31, 2020
Public offering	9	1,780,000	6,052,000	-	-	-	6,052,000
Share issuance costs	9	-	(1,109,128)	-	-	-	(1,109,128)
Loss and comprehensive income for the period		-	-	-	(3,842,861)	430,443	(3,412,418)
Share-based compensation	10	-	-	182,041	-	-	182,041
Balance December 31, 2020		7,000,707	58,008,112	17,946,374	(68,492,242)	128,569	7,590,813
Activity for the three months to March 31, 2021
Private placement	9	1,050,000	2,917,157	1,545,343	-	-	4,462,500
Reclassification of warrants	9	-	-	1,763,980	-	-	1,763,980
Share issuance costs		-	(337,852)	(170,798)	-	-	(508,650)
Loss for the period		-	-	-	(3,101,475)	-	(3,101,475)
Share-based compensation	10	-	-	207,302	-	-	207,302
Activity for the nine months to March 31, 2021		2,830,000	7,522,177	3,527,868	(6,944,336)	430,443	4,536,152
Balance March 31, 2021		8,050,707	60,587,417	21,292,201	(71,593,717)	128,569	10,414,470

						Accumulated Other
				Additional		Comprehensive
				Paid-in	Accumulated	Income -
	Note	Common Shares		Capital	Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2021		8,050,707	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Activity for the six months to December 31, 2021
Private placement	9	890,000	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs	9	-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents’ warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants	9	3,146,327	4,283,969	(4,283,654)	-	-	315
Acquisition of BayMedica	7	2,050,000	3,013,500	-	-	-	3,013,500
Loss for the period		-	-	-	(7,254,429)	-	(7,254,429)
Share-based compensation	10	-	-	325,921	-	-	325,921
Balance December 31, 2021		14,137,034	69,096,601	27,049,042	(82,106,899)	128,569	14,167,313
Activity for the three months to March 31, 2022
Exercise of warrants	9	146,814	728,730	(728,730)	-	-	-
Loss for the period		-	-	-	(3,475,665)	-	(3,475,665)
Share-based compensation	10	-	-	195,085	-	-	195,085
Activity for the nine months to March 31, 2022		6,233,141	9,237,914	5,002,346	(10,730,094)	-	3,510,166
Balance March 31, 2022		14,283,848	69,825,331	26,515,397	(85,582,564)	128,569	10,886,733

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended March 31, 2022 and 2021

Expressed in U.S. Dollars

	Note	2022	2021
		$	$
Cash provided by (used in):

Operating Activities
Net loss for the period		(10,730,094)	(6,944,336)
Items not requiring cash:
Amortization and depreciation	5, 6	131,669	92,218
Share-based compensation	10	521,006	389,343
Amortization of right-of-use assets		226,061	88,620
Loss on disposal of assets		11,355	-
Interest income received on short-term investments		46	159
Unrealized gain on derivative warrants liability		-	(242,628)
Unrealized foreign exchange loss		312	(571)
Payments on lease obligations		(232,633)	(66,537)
Finance expense		-	360,350
Changes in non-cash working capital:
Inventories		(933,260)	-
Prepaids and other assets		(323,653)	(1,192,936)
Other non-current assets		6,580	(14,161)
Accounts receivable		(22,535)	(18,183)
Accounts payable and accrued liabilities		(195,125)	(235,892)
Deferred revenue		3,760	-
Total cash used in operating activities		(11,536,511)	(7,784,554)

Investing Activities
Cash acquired from acqusition of BayMedica	7	91,566	-
Purchase of property and equipment		(39,108)	-
Total cash provided by investing activities		52,458	-

Financing Activities
Shares issued for cash	9	12,000,001	12,472,500
Share issuance costs	9	(1,294,247)	(1,534,602)
Repayment of debt		(261,514)	-
Settlement of debt upon acquisition of subsidiary		(425,000)	-
Total cash provided by financing activities		10,019,240	10,937,898
Effects of foreign exchange on cash and cash equivalents		-	494,960
Increase (decrease) in cash during the period		(1,464,813)	3,648,304
Cash and cash equivalents beginning of the period		7,363,126	5,805,809
Cash and cash equivalents end of the period		5,898,313	9,454,113
See Note 14 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

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

Through March 31, 2022, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $10.7 million and $6.9 million for the nine months ended March 31, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $85.6 million as of March 31, 2022 (June 30, 2021 - $74.9 million). The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $5.9 million as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of fiscal 2023 (being the fourth calendar quarter of 2022). The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2021, except for the new accounting guidance adopted during the period.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

2.	SIGNIFICANT AND NEW ACCOUNTING POLICIES (cont’d)

(c)	COVID-19 Impacts

On March 11, 2020 the COVID-19 outbreak was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these condensed consolidated interim financial statements. While there was no material impact to the Company’s condensed consolidated interim financial statements as of and for the three and nine months ended March 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

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

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at March 31, 2022 and June 30, 2021.

(f)	Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are raw materials, work-in-progress, and finished goods.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. At March 31, 2022, no amounts had been charged to the valuation allowance.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

3.	CUSTOMER CONCENTRATION

The Company had two customers during the three month period ended March 31, 2022, and three customers during the nine month period ended March 31, 2022, which individually generated 10% or more of the Company’s net sales. These customers accounted for 73% and 65% of the Company’s sales for the three and nine month period ended March 31, 2022, respectively. As of March 31, 2022, these customers represented 43% of the Company’s outstanding accounts receivable.

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2022	June 30, 2021
	$	$
Work in process	1,138,566	-
Finished goods	281,816	-
Inventories	1,420,382	-

During the three and nine months ended March 31, 2022, inventory expensed to cost of goods sold was $127,308 and $280,845 (2021 - $Nil and $Nil), respectively.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2022	June 30, 2021
	$	$

Right of Use Asset (leases)	1,167,436	439,321
Equipment	212,877	66,888
Leasehold Improvements	40,409	42,986
Property and equipment	1,420,722	549,195
Less: accumulated depreciation	(417,876)	(222,600)
Property and equipment, net	1,002,846	326,595

Depreciation expense on property, equipment and leasehold improvements for the three and nine months ended March 31, 2022 was $7,908 and $18,371 (2021 - $3,633 and $16,546). Depreciation expense related to the Right-of-Use Asset for the three and nine months ended March 31, 2022 was $89,450 and $199,058 (2021 - $22,327 and $65,506) and was recorded in general and administrative expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

6.	INTANGIBLE ASSETS, IPR&D AND GOODWILL

Intangible assets consist of:

	March 31, 2022	June 30, 2021
	$	$
Intellectual property	1,736,420	1,736,420
Patents	1,191,000	-
Trademark	216,000	-
Intangible assets	3,143,420	1,736,420
Less: accumulated depreciation	(788,019)	(674,723)
Intangible assets, net	2,355,401	1,061,697

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

The acquired trademark represents the trade name ProDiol® and is being amortized over 10 years.

As at March 31, 2022, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 13 years.

Amortization expense on intangible assets for the three and nine months ended March 31, 2022 was $45,430 and $113,296 (2021 - $23,788 and $75,672). The Company expects amortization expense to be incurred over the next five years as follows:

$

2022	186,062
2023	186,062
2024	186,062
2025	186,062
2026	186,062
930,310

Acquired in-process research and development (IPR&D) are related identifiable intangible assets associated with cannabinoid manufacturing processes and includes $1,249,000 (2021 – nil) of knowhow and trade secrets acquired in the BayMedica acquisition (see Note 7). Acquired IPR&D represent the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

Goodwill of $2,023,039 (2021 – nil) arose from the acquisition of BayMedica (see Note 7). The Company performs its annual goodwill impairment assessment on June 30, or more frequently if impairment indicators exist. In the event management determines that the value of goodwill has been impaired, the Company will incur an impairment charge during the period in which the determination is made. As of March 31, 2022, there were no indicators of impairment.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

7.	ACQUISITION

On October 13, 2021, the Company completed the acquisition of BayMedica, a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Company acquired 100% of BayMedica in exchange for i) 2,050,000 common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and ii) $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement (the “BayMedica Agreement”) in the six- and twelve-month periods following the closing.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

7.	ACQUISITION (cont’d)

Acquired patents consist of patents related to the development of cannabinoid analogs, the fair value of which was determined using the income approach. This intangible asset is being amortized over an estimated useful life of 18 years.

As of March 31, 2022, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital, income taxes and resulting impacts to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.

Following the acquisition date, the operating results of BayMedica have been included in the unaudited condensed consolidated financial statements. For the period from the October 13, 2021 acquisition date through March 31, 2022, sales attributable to BayMedica were $0.6 million and operating losses attributable to BayMedica were $1.8 million. Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $0.2 million for the nine months ended March 31, 2022 and were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table presents the pro forma consolidated results of the Company assuming the BayMedica acquisition had been completed on July 1, 2020:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
	$	$	$	$
Sales	309,585	437,309	574,677	1,023,379
Net loss	(3,390,440)	(3,600,787)	(10,468,072)	(8,653,636)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2022	June 30, 2021
	$	$
Trade payables	1,676,179	775,129
Accrued research and development expenses	364,207	309,901
Employee compensation, benefits and related accruals	711,421	880,207
Accrued general and administrative expenses	115,120	169,641
Accounts payable and accrued liabilities	2,866,927	2,134,878

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

9.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at March 31, 2022, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at March 31, 2022 and June 30, 2021.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the nine months ended March 31, 2022, the Company completed the following private placement:

Transaction Description	Number	Issue Price	Total
Private placement - Shares	890,000	$2.973	$2,645,970
Private placement - Pre-funded warrants	3,146,327	$2.9729	9,353,716
Gross Proceeds			$11,999,686
Allocated to Additional Paid-in Capital			(10,540,635)
			$1,459,051
Share issuance costs			$(247,336)

On July 2, 2021, the Company closed a private placement of its common shares and issued an aggregate of 890,000 common shares and 3,146,327 pre-funded warrants, for gross proceeds of $11,999,686. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant was sold in the offering with a warrant to purchase a common share. Transaction costs were allocated proportionally between common shares and warrants with $247,336 allocated to common shares and the balance of $1,786,831 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. The 3,146,327 pre-funded warrants were fully exercised for 3,146,327 common shares during the nine months ended March 31, 2022 resulting in a $4,283,654 reclassification from additional paid-in capital to common shares.

During the nine months ended March 31, 2022, in accordance with the BayMedica Agreement, the Company issued 2,050,000 common shares to BayMedica’s historical equity and convertible debt holders (See Note 7).

c)	Share Purchase Warrants

On November 16, 2020, 1,780,000 warrants were issued with an exercise price of $5.11 per share, were immediately exercisable upon issuance, and expire 6 years following the date of issuance.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

9.	SHARE CAPITAL AND RESERVES (cont’d)

(c)	Share Purchase Warrants (cont’d)

On February 12, 2021, 693,000 warrants were issued with an exercise price of $4.85 per share, were exercisable 6 months following issuance, and expire 5.5 years following the date of issuance. On March 21, 2022, the Company amended the warrants to re-price them to $0.45 per share with an expiry date of March 31, 2023. Between March 21, 2022 and March 31, 2022, 369,600 of the warrants were exercised on a cashless basis resulting in the issuance of 146,814 common shares.

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

The following is a summary of changes in share purchase warrants from July 1, 2021 to March 31, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	2,473,000	$3.80	-
Granted	4,036,327	$2.848	-
Exercised	(369,600)	$0.45	114,716
Balance as at March 31, 2022	6,139,727	$3.38	-

The total intrinsic value of warrants exercised during the quarter ended March 31, 2022 was $114,716 (2021 - $Nil).

d)	Agents’ Warrants

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

The following is a summary of changes in agents’ warrants from July 1, 2021 to March 31, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	-	-	-
Granted	302,725	$3.7163	-
Balance as at March 31, 2022	302,725	$3.7163	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

10.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As at March 31, 2022, there were 420,165 (June 30, 2021 – 493,387) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall be not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, typically 12 to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at March 31, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2021 to March 31, 2022:

	Number	Weighted Average Exercise Price $

Balance as at June 30, 2021	912,006	8.61
Granted	765,000	1.38
Expired/Forfeited	(267,463)	4.24
Balance as at March 31, 2022	1,409,543	5.40

March 31, 2022:
Vested and exercisable	479,249	12.57
Unvested	930,294	1.71

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

10.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the nine months ended March 31, 2022, was $1.38 per option (year ended June 30, 2021 - $1.96). Assumptions used for options granted during the nine months ended March 31, 2022 included a weighted average risk-free interest rate of 1.14% (year ended June 30, 2021 – 0.27%), weighted average expected life of 3.1 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants, weighted average volatility factor of 97.26% (year ended June 30, 2021 – 105.88%), weighted average dividend yield of 0% (year ended June 30, 2021 – 0%) and a 5% forfeiture rate (year ended June 30, 2021 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended March 31, 2022, were $195,085 (2021 - $207,302). $103,401 was allocated to general and administrative expenses (2021 - $138,880) and the remaining $91,684 was allocated to research and development expenses (2021 - $68,422). Total expenses arising from share-based payment transactions recognized during the nine months ended March 31, 2022, were $521,006 (2021 - $389,343). $307,885 was allocated to general and administrative expenses (2021 - $248,836) and the remaining $213,121 was allocated to research and development expenses (2021 - $140,507). Unrecognized compensation cost at March 31, 2022 related to unvested options was $431,558 which will be recognized over a weighted-average vesting period of 1.2 years.

11.	LEASE OBLIGATIONS

On commencement of a lease on July 1, 2019, the Company recognized right-of-use assets of $434,660 and a lease liability of $385,057 with no net impact on accumulated deficit.

In conjunction with the acquisition of BayMedica (Note 7), the Company acquired an operating lease for a corporate office with a remaining term of 2.1 years as at March 31, 2022. On the date of acquisition of BayMedica, the Company recognized right-of-use assets of $728,115 and a lease liability of $825,427, utilizing the remaining term on acquisition and a 4.0% discount rate.

The Company is committed to minimum lease payments as follows:

Maturity Analysis	March 31, 2022
Less than one year	$431,680
One to five years	845,291
More than five years	-
Total undiscounted lease liabilities	$1,276,971	(1)

(1)	Excludes estimated variable operating costs of $92,677 and $62,824 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

12.	BASIC AND DILUTED LOSS PER SHARE

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	$	$	$	$
Net loss for the period	(3,475,665)	(3,101,475)	(10,730,094)	(6,944,336)
Basic and diluted loss per share	(0.25)	(0.41)	(0.81)	(1.11)
Weighted average number of common shares - basic and diluted	14,151,544	7,549,040	13,326,754	6,277,824

13.	SEGMENT INFORMATION

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

13.	SEGMENT INFORMATION (cont’d)

The following table presents information about the Company’s reportable segments for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
		$	$	$	$	$
Sales	-	309,585	309,585	-	-	-
Operating expenses	2,940,961	844,289	3,785,250	3,101,475	-	3,101,475
Net loss	(2,940,961)	(534,704)	(3,475,665)	(3,101,475)	-	(3,101,475)
Unrestricted cash	5,386,206	512,107	5,898,313	9,454,113	-	9,454,113

	Nine Months Ended March 31,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
		$	$	$	$	$
Sales	-	574,677	574,677	-	-	-
Operating expenses	9,477,441	1,827,330	11,304,771	6,944,336	-	6,944,336
Net loss	(9,477,441)	(1,252,653)	(10,730,094)	(6,944,336)	-	(6,944,336)
Unrestricted cash	5,386,206	512,107	5,898,313	9,454,113	-	9,454,113

14.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the nine months ended March 31, 2022, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	On October 13, 2021, the Company issued 2,050,000 common shares to BayMedica’s equity and convertible debt holders, pursuant to the BayMedica Agreement. The estimated fair value of these common shares was $3,013,500 and was included in the total consideration for the acquisition of BayMedica (see Note 7).

iii)	369,600 warrants were exercised on a cashless basis resulting in the issuance of 146,814 common shares.

During the nine months ended March 31, 2021, the following transaction was excluded from the statement of cash flows:

i)	As at March 31, 2021, the Company has unpaid financing costs of $138,927.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

15.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at March 31, 2022, the Company is committed for contract research services and materials at a cost of approximately $3,319,699. A total of $3,209,699 of these expenditures are expected to occur in the twelve months following March 31, 2022 and the balance of $110,000 in the following twelve month period.

Pursuant to the terms of a May 31, 2017 Technology Assignment Agreement between the Company and the University of British Columbia (“UBC”), the Company is committed to pay royalties to UBC on certain licensing and royalty revenues received by the Company for biosynthesis of certain drug products that are covered by the agreement. To date, no payments have been required to be made.

Pursuant to the terms of a December 13, 2018 Collaborative Research Agreement with UBC in which the Company owns all rights, title and interests in and to any intellectual property, in addition to funding research at UBC, the Company is committed to make a one-time payment upon filing of any PCT patent application arising from the research. To date, one such payment has been made to UBC.

Pursuant to the terms of a November 1, 2018 Contribution Agreement with National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable.

Short-term investments include guaranteed investment certificates with a face value of $46,017 (June 30, 2021 - $46,391) that are pledged as security for a corporate credit card.

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

The Company entered into a patent license agreement with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to Licensor based on net sales of licensed products, with minimum payments required starting in 2021. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As at March 31, 2022, the Company has accrued $300,000 for the minimum payments under the agreement.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

16.	FINANCIAL RISK MANAGEMENT

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

As at March 31, 2022, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$1,572,337 which is equivalent to US$1,258,342 at the March 31, 2022 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $12,583 based on the March 31, 2022 net Canadian dollar assets (liabilities) position. During the nine months ended March 31, 2022, the Company recorded foreign exchange loss of $35,228 (2021 – $30,385) related to Canadian dollars.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at March 31, 2022, holdings of cash and cash equivalents of $4,483,590 (June 30, 2021 - $7,053,329) are subject to floating interest rates. The balance of the Company’s cash holdings of $1,414,723 (June 30, 2021 - $309,796) are non-interest bearing.

As at March 31, 2022, the Company held variable rate guaranteed investment certificates, with one-year terms, of $46,098 (June 30, 2021 - $46,462).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH, 2022 AND 2021

(Expressed in U.S. Dollars)

16.	FINANCIAL RISK MANAGEMENT (cont’d)

b)	Credit Risk:

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at March 31, 2022, the Company has cash and cash equivalents and short-term investments of $5,944,411 (June 30, 2021 - $7,409,588), current liabilities of $4,105,502 (June 30, 2021 - $2,215,361) and a working capital surplus of $4,641,384 (June 30, 2021 - $6,162,908).

17.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. There were no arrangements nor understandings with Ms. Grove pursuant to which she was selected as a director of the Company, and there were no family relationship between Ms. Grove and any of the Company’s other directors or executive officers.  Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). From February 11, 2022 to March 31, 2022, NRF rendered legal services in the amount of $27,770 (2021 - $Nil) to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF.

18.	SUBSEQUENT EVENTS

On April 21, 2022, 20,556 of the February 2021 warrants were exercised on a cashless basis resulting in the issuance of 10,556 common shares.

On April 13, 2022, in accordance with the BayMedica Agreement, $300,457 of escrow payments were made to BayMedica’s historical equity and convertible debt holders reflecting $199,543 of post-closing reductions from the escrow. The remaining $500,000 escrow payment, subject to any additional post-closing adjustments, is payable on the twelve-month anniversary following the closing.

On April 7, 2022, the Company filed a prospectus supplement to its S-3 universal shelf filing to incorporate an At The Market Offering Agreement following which the Company sold 268,985 common shares under the agreement with net proceeds of $0.3 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	Bringing strict scientific discipline to the field of cannabinoid medicine;

●	Serving as a business-to-business (B2B) supplier to wholesalers and end-product manufacturers / marketers in the health and wellness sector;

●	Our ability to register and commercialize Product Candidates in the United States and other jurisdictions;

●	The future timing of INM-755 and INM-088 studies and research into potential new uses;

●	Our ability to source required materials from third-party manufacturers;

●	Our ability to successfully integrate and develop BayMedica’s operations and expand the BayMedica Product portfolio;
●	Our ability to successfully develop and scale-up our manufacturing approaches including our ability transfer to a contract development and manufacturing organization, or “CDMO;

●	Our ability to transfer our integrative biosynthesis-based manufacturing approach”;

●	Our ability to deliver our rare cannabinoid pharmaceuticals through various topical formulations (cream for dermatology, eye drops for ocular diseases);

●	Our ability to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver;

●	Our ability to continue development of INM-755, our lead drug candidate for the treatment of EB, and the development of INM-088, our drug candidate for the treatment of glaucoma;

●	Our ability to pursue the discovery of drug targets for other diseases with high unmet medical needs and the subsequent development of any resulting Product Candidates;

●	Our ability to seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	Our ability to scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	Acquiring or in-licensing externally developed products and/or technologies;

●	Maintaining, expanding, enforcing, defending and protecting our intellectual property;

●	Our ability to hire additional clinical, quality control, sales and scientific personnel;

●	Our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and our operations as a public company; and

●	Our ability to finance our operations through product sales, the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Nine Months Ended

March 31, 2022

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 24, 2021, and other filings with the Security and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended March 31, 2022, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise, the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a global leader in the research, development, manufacturing and commercialization of rare cannabinoids. Together with our subsidiary BayMedica, LLC, we have unparalleled cannabinoid manufacturing capabilities and technologies to produce rare cannabinoids for sale in the health and wellness industry (“Products”). We are also a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”).

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our Company, business planning and capital raising. On October 13, 2021, we acquired BayMedica, Inc., now named BayMedica, LLC (“BayMedica”). Upon closing of the transaction, BayMedica became a wholly-owned subsidiary of InMed. To date, we have funded our operations primarily through the issuance of common shares.

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or the success of our manufacturing technologies. Our net loss was $10.7 million and $6.9 million for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $85.6 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2022 by approximately $56.7 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the development of our manufacturing technologies;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

As a result of these activities as well as our working capital requirements, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through product sales, the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Products and Product Candidates or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Products and Product Candidates ourselves.

Because of the numerous risks and uncertainties associated with drug development and commercial growth, we are unable to predict the timing or amount of increased expenses and working capital requirements or the timing of when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

Recent Developments

On July 2, 2021, we closed a $12.0 million private placement. After deducting the placement agent fees and estimated offering expenses payable by the Company, we received net proceeds of approximately $11.0 million.

On September 30, 2021, we announced that we commenced our Phase 2 clinical trial of INM-755 (cannabinol) cream in the treatment of Epidermolysis Bullosa (“EB”) marking the first time cannabinol has advanced to a Phase 2 Clinical trial to be studied as a therapeutic option to treat a disease.

On October 13, 2021, we completed the acquisition of BayMedica Inc. (“BayMedica”), a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. We acquired 100% of BayMedica in exchange for 2.05 million common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement in the six- and twelve-month periods following the closing. On April 13, 2022, $300,457 of escrow payments were made to BayMedica’s historical equity and convertible debt holders reflecting $199,543 of post-closing reductions from the escrow. The remaining $500,000 escrow payment, subject to any additional post-closing adjustments, is payable on the twelve-month anniversary following the closing.

We announced the launch B2B sales of the rare cannabinoids cannabicitran (“CBT”) and cannabidivarin (“CBDV”) on January 19, 2022 and on April 21, 2022, respectively.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

The successful development of our Products and Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates or to develop and commercialize additional Products. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with development, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to develop and commercialize additional Products, to complete preclinical and clinical development and commercialization of our Product Candidates and to further advance the development of our manufacturing technologies;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish sales, licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of materials for use in production of our Products and Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved, and of new Products;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products; and

●	a continued acceptable safety profile of our Product Candidates following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our Product or Product Candidates would significantly change the costs and timing associated with the development of those Product or Product Candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our manufacturing technologies and our drug candidates into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and finalizing the integration of, and further developing, BayMedica’s operations. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands)
Sales	$310	$-	$310	nm
Cost of sales	127	-	127	nm
Gross profit	183	-	183	nm

Operating expenses:
Research and development and patents	1,754	1,773	(19)	-1%
General and administrative	1,915	1,334	581	44%
Amortization and depreciation	54	27	27	100%
Total operating expenses	3,723	3,134	589	19%
Interest and other income	31	4	27	675%
Finance expense	-	-	-	nm
Unrealized gain on derivative warrants liability	-	-	-	nm
Foreign exchange gain (loss)	33	29	4	14%
Net loss	$(3,476)	$(3,101)	$(375)	12%

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

Sales, Cost of Sales and Gross Profit

We realized sales of $0.3 million in our BayMedica segment for the three months ended March 31, 2022, the result of manufacturing and distribution sales of bulk rare cannabinoids following the acquisition of BayMedica in October 2021; as the three months ended March 31, 2021 pre-dated the acquisition of BayMedica there are no comparable revenues for InMed in the 2021 period. Accordingly, we realized cost of goods sold of $0.1 million in our BayMedica segment for the three months ended March 31, 2022, with no comparable expenses in 2021, resulting in a gross profit of $0.2 million for the period.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.4 million in our InMed segment, or 22%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in research and development and patents expenses was primarily due to decreased activities related to the INM-755 clinical trials.

Research and development and patents expenses were $0.4 million in our BayMedica segment for the three months ended March 31, 2022. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

General and administrative expenses

General and administrative expenses increased by $0.2 million in our InMed segment, or 17%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase results primarily from a combination of changes including higher accounting and legal fees and investor relation expenses.

General and administrative expenses were $0.3 million in our BayMedica segment for the three months ended March 31, 2022. The increase was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

Comparison of the nine months ended March 31, 2022 and 2021

	Nine Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands)
Sales	$575	$-	$575	nm
Cost of sales	281	-	281	nm
Gross profit	294	-	294	nm

Operating expenses:
Research and development and patents	5,781	3,622	2,159	60%
General and administrative	5125	2,918	2,207	76%
Amortization and depreciation	132	92	40	43%
Total operating expenses	11,038	6,632	4,406	66%
Interest and other income	62	11	51	464%
Finance expense	-	(360)	360	-100%
Unrealized gain on derivative warrants liability	-	243	(243)	-100%
Foreign exchange loss	(48)	(206)	158	-77%
Net loss	$(10,730)	$(6,944)	$(3,786)	55%

Sales, Cost of Sales and Gross Profit

We realized sales of $0.6 million in our BayMedica segment for the nine months ended March 31, 2022, the result of manufacturing and distribution sales of bulk rare cannabinoids following the acquisition of BayMedica in October 2021. As the nine months ended March 31, 2021 pre-dated the acquisition of BayMedica there are no comparable revenues in the 2021 period. Accordingly, we realized cost of goods sold of $0.3 million in our BayMedica segment for the nine months ended March 31, 2022, with no comparable expenses in 2021, resulting in a gross profit of $0.3 million for the period.

Research and Development and Patents Expenses

Research and development and patents expenses increased by $1.2 million in our InMed segment, or 34%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase in research and development and patents expenses was primarily due to increased activities related to the INM-755 clinical trials.

Research and development and patents expenses were $0.9 million in our BayMedica segment for the nine months ended March 31, 2022. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

General and administrative expenses

General and administrative expenses increased by $1.6 million in our InMed segment, or 54%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase results primarily from a combination of changes including legal fees and investor relation expenses, personnel expenses, substantially higher insurance fees resulting from our listing on the Nasdaq Capital Market. In addition, acquisition-related expenses, which were comprised of regulatory, financial advisory and legal fees, totaled $0.2 million for the nine months ended March 31, 2022 and were included in general and administrative expenses in our InMed segment.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

General and administrative expenses were $0.6 million in our BayMedica segment for the nine months ended March 31, 2022. The increase is due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

Finance expense

Finance expense is $Nil in our InMed segment for the nine months ended March 31, 2022, compared to $0.4 million for the nine months ended March 31, 2021. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $Nil in our InMed segment for the nine months ended March 31, 2022, compared to $0.2 million for the nine months ended March 31, 2021, which is the change in fair value of derivative warrants liability during the end of the period.

Foreign exchange loss

Foreign exchange loss decreased by $0.2 million in our InMed segment, or 77%, for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

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

As of March 31, 2022, we had cash and cash equivalents of $5.9 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net cash used in operating activities	$(11,537)	$(7,785)
Net cash provided by investing activities	53	-
Net cash provided by financing activities	10,019	10,938
Effects of foreign exchange on cash and cash equivalents	-	495
Net increase (decrease) in cash and cash equivalents	$(1,465)	$3,648

Operating Activities

During the nine months ended March 31, 2022, we used cash in operating activities of $11.5 million, primarily resulting from our net loss of $10.7 million offset primarily by changes in our non-cash working capital and non-cash share-based compensation expenses.

During the nine months ended March 31, 2021, we used cash in operating activities of $7.8 million, primarily resulting from our net loss of $6.9 million combined with $1.5 million used in changes in our non-cash working capital, partially offset primarily by non-cash share-based compensation expenses, financing expenses allocated to warrants and changes in the valuation of the derivative warrants liability.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

Investing Activities

During the nine months ended March 31, 2022, cash provided by investing activities of less than $0.1 million resulted from cash acquired from the acquisition of BayMedica, partially offset by purchases of property and equipment.

During the nine months ended March 31, 2021, we had no cash provided by or used in investing activities.

Financing Activities

During the nine months ended March 31, 2022, cash provided by financing activities of $10.0 million consisted of $12.0 million of gross proceeds from a private placement of our common shares, offset by transaction costs of $1.3 million and settlement of debt of $0.4 million, reflecting the value of loans to BayMedica as at the date of acquisition, and $0.3 million for the repayment of debt assumed in the BayMedica acquisition.

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

Through March 31, 2022, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $10.7 million and $6.9 million for the nine months ended March 31, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $85.6 million as of March 31, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2022 by approximately $56.7 million and we expect to continue to generate operating losses for the foreseeable future.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

In April 2022, we filed a prospectus supplement to our S-3 universal shelf filing to incorporate an At The Market Offering Agreement.

As of the issuance date of this Form 10-Q, we expect our cash and cash equivalents of $5.9 million as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2023 (being the fourth calendar quarter of 2022). Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing stockholders.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies including those of BayMedica;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021. In addition, Note 2 to our unaudited condensed consolidated interim financial statements as of and for the three and nine months ended March 31, 2022 include new accounting policies for business combinations, accounts receivable, inventories, revenue recognition, cost of sales and shipping and handling. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2022

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

Going Concern

Through March 31, 2022, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $10.7 million and $6.9 million for the nine months ended March 31, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $85.6 million as of March 31, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2022 by approximately $56.7 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12.0 million private placement and received net proceeds of approximately $11.0 million.

In April 2022, we filed a prospectus supplement to our S-3 universal shelf filing to incorporate an At The Market Offering Agreement.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $5.9 million as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of fiscal 2023 (being the fourth calendar quarter of 2022). Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of March 31, 2022, the Chief Executive Officer and the Interim Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting resulting from a lack of resources in our finance function, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in our Form 10-K dated September 24, 2021 and in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension – Schema

101.CAL	Inline XBRL Taxonomy Extension – Calculations

101.DEF	Inline XBRL Taxonomy Extension – Definitions

101.LAB	Inline XBRL Taxonomy Extension – Labels

101.PRE	Inline XBRL Taxonomy Extension – Presentations

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 13, 2022	By:	/s/ Brenda Edwards
Interim Chief Financial Officer and Chief Accounting Officer