Form 10-K
period 2022-06-30
InMed Pharmaceuticals Inc.
filed 2022-09-23
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

Suite 310 – 815 W Hastings, Vancouver, B.C., Canada	V6C 1B4
(Address of principal executive office)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	INM	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On September 23, 2022 there were 908,761 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	The continued optimization of cannabinoid manufacturing approaches;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to commercialize and, where required, register Product Candidates and Products in the United States and other jurisdictions;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to a contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in high yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our belief that that INM-755 offers specific advantages and will prove to provide the extensive relief symptomology with the added potential of addressing the underlying disease in EB;

●	The structure and timing of future INM-755 studies including that we will complete patient enrollment into our Phase II study in EB in 2022;

●	The ability of the IntegraSynTM approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSynTM or other cost effective approaches so that it will be commercial-scale ready after Phase II clinical trials are completed, after which time we may no longer need to source APIs from API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to monetize our IntegraSynTM manufacturing approach to the broader pharmaceutical industry;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to oversee clinical trials for INM-755 in EB and building the requisite internal commercialization infrastructure to self-market the product to EB clinics;

●	Our ability to find a partnership early in the development process for INM-088 in glaucoma;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our IntegraSynTM or BayMedica derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods

●	Our ability to potentially earn revenue from our IntegraSynTM approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	Our plans to work closely with regulatory authorities and clinical experts in developing the clinical program for INM-755;

●	Our ability to successfully prosecute patent applications;

●	Our ability to complete formulation development and scale-up, conduct additional preclinical studies, and initiate and complete IND/CTA-enabling toxicology studies in calendar year 2023 for INM-088;

●	INM-088 being a once-a-day or twice-a-day eye drop medication that will compete with treatment modalities in the medicines category, and with the potential of INM-088 assisting in reducing the high rate of non-adherence with current glaucoma therapies;

●	Our belief that with a novel delivery system, the reduction of IOP and/or providing neuroprotection in glaucoma patients by topical (eye drop) application of cannabinoids will hold significant promise as a new therapy;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	Our ability to secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Our ability to expand our insurance coverage to include the commercial sale of Products and Product Candidates;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to execute our business strategy;

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions; and

●	The competitive environment in which we and our business units operate.

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

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”). Together with our subsidiary BayMedica, LLC, we also have significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors (“Products”). We are developing multiple manufacturing approaches for synthesizing rare cannabinoids for potential use in pharmaceutical Product Candidates and Products. Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSynTM. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates in important market segments including clinically proven, FDA-approved medicines and Products that are provided to wholesalers and end-product manufacturers. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically, although future drug candidates may utilize other routes of administration; and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The active pharmaceutical ingredient (“API”) under development for our initial two drug candidates, INM-755 for Epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of novel cannabinoid analogs to treat diseases including but not limited to neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical drug candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoids products sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We plan to access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

On October 13, 2021, we acquired BayMedica Inc., now named BayMedica LLC (“BayMedica”). Upon closing of the transaction, BayMedica became a wholly-owned subsidiary of InMed.

Corporate Information

We were originally incorporated in the Province of British Columbia, under the BCBCA, on May 19, 1981 and we have undergone a number of corporate name and business sector changes since this incorporation, ultimately changing our name to “InMed Pharmaceuticals Inc.” on October 6, 2014 to signify our intent to specialize in cannabinoid pharmaceutical product development. Our principal executive offices are located at Suite 310 – 815 W Hastings Street, Vancouver, BC, Canada, V6C 1B4 and our telephone number is +1-604-669-7207. Our internet address is https://www.inmedpharma.com/.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has over 20 to 30 years of industry experience, including our CEO, COO, General Manager, and (Sr.) Vice Presidents of Clinical and Regulatory Affairs, of Preclinical Research and Development, of Chemistry, Manufacturing and Controls, of Discovery Research, of Chemistry, of Synthetic Biology, of Sales & Marketing and of Commercial Operations. Together, this team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization. Additionally, the team has significant experience in company formation, capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our Board is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of September 1, 2022, including our management team, we had 13 full time employees and we also utilize the services of several consultants. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to growing our business over the long-term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of our company. We have compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business including competitive salaries, stock options awards to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct as well as our policies for corporate disclosure, insider trading and whistle blower, all of which are posted on our website.

In response to the COVID-19 pandemic, commencing in March 2020, we implemented a work-from-home mandate and ceased all non-essential business travel. In the recent months, some employees have recommenced limited business travel and some have transitioned back to working on-site in conjunction with the implementation of additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, and contact tracing protocols. We continue to provide our employees with the option to work from home.

Rationale for Use of CBN in Pharmaceutical Drug Development

CBN is one of several non-intoxicating rare cannabinoids naturally produced in the Cannabis plant, albeit at significantly lower levels relative to the more commonly known THC and CBD. Despite their common origin, different cannabinoids have been observed to have distinct physiological properties, we are specifically exploring these unique effects of CBN, as well as other rare cannabinoids, and their therapeutic potential to treat disease. Extensive preclinical testing undertaken by us has identified several unique properties of CBN that outperformed both THC and CBD in various disease-related assays and models. CBN can act with higher potency when interacting with some receptor systems in the body, while acting with lower potency for others.

Rare vs. Major Cannabinoids: Types, Prevalence & Application

The molecular formula is C21H26O2 and the molecular weight is 310.43 g/mol. CBN has no chiral centers.

Figure 1 Structural Formula of CBN

CBN occurs naturally as a trace component of Cannabis, or as a degradation product of D9-THC. However, our Product Candidates utilizing CBN contain highly purified, chemically synthesized CBN, rather than a biological extract from the plant.

CBN as our Lead API

As the API in our lead therapeutic programs in dermatology (INM-755) and ocular disease (INM-088), CBN has several compelling features, including:

●	A rare cannabinoid with unique physiological properties;

●	A natural compound, but designated as a new chemical entity, or “NCE” for pharmaceutical development;

●	Found in trace amounts in the plant and impractical to extract; and

●	Our preclinical studies show therapeutic potential for dermatology and ocular diseases.

We believe that we offer a differentiated approach to selecting and delivering rare cannabinoids vis-à-vis other current competitors, many of whom are exclusively focused on THC and/or CBD as their therapeutic agents. We believe that rare cannabinoids in general, and CBN in particular, represent significant opportunities to treat a wide spectrum of diseases with high unmet medical need. In our preclinical testing, CBN has demonstrated therapeutic potential beyond CBD for several symptoms and disease-modifying effects for dermatological conditions and has demonstrated benefits beyond CBD and THC for ocular diseases. We believe that a topical application of CBN may maximize the clinical benefit at the disease site (skin, eye) while minimizing the systemic exposure and any corresponding adverse effects.

INM-755, our lead product candidate, is being developed as a topical skin cream formulation containing CBN for the treatment of symptoms related to EB, a rare genetic skin disease characterized by fragile skin that blisters easily from minimal friction that causes shearing of the skin layers. The blisters become open wounds that do not heal well.

In addition to relief of symptoms, inflammation, pain, and others, we believe INM-755 may impact the underlying disease by enhancing skin integrity in a subset of EB patients. We have completed more than 30 preclinical pharmacology and toxicology studies to investigate the effects of CBN. Several of these nonclinical studies explored the effect on important symptoms such as pain and inflammation. In in vitro pharmacology studies, CBN demonstrated activity in reducing markers of prolonged inflammation. CBN upregulated expression of a type of keratin called keratin 15, or “K15”, which might lead to skin strengthening and reduced blister formation in EB simplex, or “EBS”, patients with mutations in another keratin called keratin 14, or “K14”. The anti-inflammatory activity of CBN may be beneficial in healing chronic wounds caused by prolonged inflammation.

Following a review of our toxicology studies, a regulatory application to support our first Phase I clinical study in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019 and approved December 6, 2019 in the Netherlands. The initial Phase I clinical study evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. A regulatory application was approved April 17, 2020, for a second Phase I clinical study of healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase I trial, the second trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. The safety of INM-755 will continue to be assessed throughout its clinical development.

INM-755 cream was well tolerated in the two Phase I clinical studies in healthy volunteers and, based upon this outcome, we advanced the product candidate into a Phase II clinical trial in patients with EB (Study 755-201-EB). The 755-201-EB study is designed to enroll up to 20 patients using a within-patient design in which matched index areas are randomized to INM-755 cream or vehicle (no drug) cream in a blinded manner. InMed will evaluate the safety of INM-755 (cannabinol) cream and its preliminary efficacy in treating symptoms and wound healing over a 28-day treatment period, the longest period supported by nonclinical toxicology. All four subtypes of inherited EB; EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome are eligible for this study.

In the fiscal fourth quarter, based on the safety data of the first five adult patients who completed treatment with INM-755 CBN cream for the treatment of symptoms in the Phase 2 clinical trial, an independent Data Monitoring Committee (“DMC”) agreed it is safe to allow the enrollment of adolescent patients, defined as persons aged twelve to seventeen.

The clinical trial is taking place in seven countries including Austria, Germany, Greece, France, Italy, Israel and Spain. Enrollment and patient treatment began in December 2021 and are expected to complete during the calendar year 2022.

CBN is also the active pharmaceutical ingredient in our second pharmaceutical drug candidate, INM-088, which is in preclinical studies as a potential treatment for glaucoma. Current treatments for glaucoma primarily focus on decreasing fluid build-up in the eye. We are conducting preclinical studies to test INM-088’s ability to provide both neuroprotection and reduce intraocular pressure in the eye. We compared several cannabinoids, including CBD and THC, to determine which cannabinoid was the best drug candidate for the treatment of glaucoma. Of all the cannabinoids examined in preclinical studies, CBN demonstrated the most optimal neuroprotective effect. Notably, exposure of retinal neurons, called retinal ganglion cells (“RGCs”) to increasing concentrations of several cannabinoids, including THC and CBD, resulted in dose dependent cytotoxicity, or cell death, over time. Importantly, CBN-exposed RGCs demonstrated the lowest level of toxicity among the cannabinoids used in these experiments. We also verified that CBN has an anti-apoptotic effect on differentiated RGCs when subjected to elevated hydrostatic pressure.

Furthermore, CBN also exhibited intraocular pressure reduction capability. INM-088 is in advanced formulation development. We selected a final delivery technology (MiDrops®, EyeCRO LLC) based on the extensive data collected from these assessments that included solubility, drug delivery localization and sustained effect.

The Company continues to advance discovery work for the potential use of a rare cannabinoid to improve neuronal function and provide neuroprotection for treating neurodegenerative disorders such as Alzheimer’s disease, Parkinson’s disease and Huntington’s disease. To date, screening for this indication has yielded some meaningful analog candidates and we will continue to proceed with our plan to find an appropriate compound for a pre-clinical development program.

For all current and future pharmaceutical Product Candidates we intend to submit new drug applications (NDAs) (or their international equivalents) in most major jurisdictions, including the U.S. either alone or with development/commercial partners.

We are actively establishing a broad patent portfolio to protect our commercial interests in utilizing CBN and other rare cannabinoids across these and other diseases. We have also filed multiple patent applications for our integrated, biosynthesis-based manufacturing approach. If granted, these patents may confer meaningful protection to the commercial potential for these technologies.

Rare Cannabinoid Products in the Health and Wellness Sector

Following the acquisition of BayMedica in October of last year, key priorities for the Company in the second half of fiscal 2022 was to accelerate commercial activities to build out a robust product portfolio as a supplier of raw ingredients to the health and wellness market, as well as to build a robust patent portfolio of cannabinoid analog compounds. We continue to design and manufacture novel analogs to further support our patents in the field and we continue to explore the therapeutic potential of these analogs in preclinical testing.

In April 2022, we announced the market introduction of the rare cannabinoid cannabidivarin (“CBDV”) and in May launched delta-9 tetrahydrocannabivarin (“THCV”), bringing the BayMedica portfolio to four cannabinoid products. Since October 13, 2021, the date of acquisition, to June 30, 2022, BayMedica had revenues of approximately $1.1 million. While consumer companies have begun to investigate the use of rare cannabinoids for new products, this has not translated to immediate, meaningful market demand, resulting in slower than expected revenue growth. Contributing factors include but are not limited to: recent overarching recessionary pressures leading to hesitation within the health and wellness sector to invest in, and launch, new rare cannabinoid products; in this nascent market, BayMedica’s perceived competitive advantages of certified high purity and reliability and consistency of supply not resonating with the industry product manufacturers; and, additional downward pricing pressure for cannabinoids in the health and wellness sector.

Given the above, the timing of revenues for the BayMedica products has become highly uncertain and is causing management to re-evaluate whether, in the long-term, the BayMedica commercial activities will achieve margins sufficient to justify further investment in that business line. As a result, the Company made the decision to refocus on its core business in the pharmaceutical drug development area and reduce our financial exposure in the health and wellness sector. To make that transition, the Company plans to focus sales efforts on reducing inventory and decreasing other commercial manufacturing R&D efforts. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

Our Business Strategy

Our goal is to develop a pipeline of prescription-based Product Candidates targeting treatments for diseases with high unmet medical needs as well as to develop proprietary manufacturing technologies to produce rare cannabinoid Products for various market sectors and to produce their novel analogs for our use in the pharmaceutical industry, by pursuing the following:

●	Advance INM-755 and INM-088 through preclinical and clinical development, thereby establishing important human proof-of-concept in multiple therapeutic applications

●	Develop and produce novel cannabinoid analogs for use in our drug development program and/or licensing, partnering or sale to external companies.

These activities are well underway, at various stages, for both INM-755 for diseases of the skin and INM-088 for diseases of the eye. Building upon preclinical data sets, we have the internal capabilities to design and execute, together with multiple external vendors, the preclinical data sets and clinical studies required to advance pharmaceutical drug candidates towards commercialization.

●	Establishing partnerships for our various technologies, at different stages of development, to expedite their path towards commercialization in a resource-efficient manner.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. With respect to the commercialization of each Product Candidate, we may rely on either i) a “go-it-alone” commercialization effort; ii) out-licensing to third parties; or, iii) co-promotion agreements with strategic collaborators for our Product Candidates. Any decision on a “go-it-alone” commercialization effort versus out-licensing to third parties will depend on various factors including, but not limited to, the complexity, the expertise required and related cost of building any such infrastructure for our Product Candidates. For INM-755 in EB, we could oversee the clinical trials, given the relatively small patient sizes expected for such trials, and build the requisite internal commercialization infrastructure to self-market the product to EB clinics, which are limited in number and provide direct access to the vast majority of EB patients. We may also choose to partner or out-license INM-755. For INM-088 in glaucoma, because of the potentially large number of clinical trial participants (possibly several thousand) and the extensive sales effort required to reach a large number of prescribing physicians, we may consider exploring partnership opportunities early in the development process.

●	Develop multiple cost-efficient manufacturing processes for high quality rare cannabinoids as APIs for our core internal drug candidate pipeline, for licensing opportunities of non-core drug candidates.

We are developing an integrative cannabinoid synthesis approach designed to produce bio-identical, economical, pharmaceutical-grade cannabinoids in a cost-efficient manner, called IntegraSynTM. IntegraSynTM is designed to offer superior yield, control, consistency and quality of rare cannabinoids when compared to alternative methods.

●	Continue to invent, manufacture and research the potential of a wide array of rare cannabinoid analogs to treat diseases based on our significant history in cannabinoid research and lead drug candidate identification.

Individual cannabinoids affect a range of different receptors in the human body, including, but not limited to, known endocannabinoid receptors. As such, they are responsible for a wide variety of pharmacological effects. However, due to the limited research into these varying effects, a full understanding of the role of each cannabinoid compound remains elusive. As a company, we have been formally investigating the utility of cannabinoids in treating disease for over 6 years.

At the core of our activities, we are a pharmaceutical drug development company and a developer and supplier of rare, naturally occurring cannabinoids and their analogs that is focused on commercializing important cannabinoid-based medicines to treat diseases with high unmet medical needs.

Our Strengths

We are the only clinical-stage company with both multiple cannabinoid drug candidates, in multiple therapeutic categories, that also has internal expertise in multiple manufacturing approaches including chemical synthesis, biosynthesis and a proprietary, integrated biosynthesis-based manufacturing approach, called IntegraSynTM, to meet the needs of the rapidly evolving markets for rare cannabinoids. Key strengths include:

Experienced executive team and board of directors with proven track records.

One key critical success factor in the field of pharmaceutical drug development is the experience and skill set of the individuals leading the company. We have been successful in attracting and retaining executive and directors with extensive (20+ years) experience in all facets of the pharmaceutical industry, including fundamental research and development, multiple manufacturing techniques, drug formulation, clinical trial execution, regulatory approvals, pharmaceutical commercialization, company and capital formation, business development, legal, and corporate governance. Our leadership team is well-poised to lead us through all facets of drug development and product commercialization, either internally or externally via partnerships. It is this group of individuals that will help optimize our chances for success.

Multiple manufacturing approaches.

The combined manufacturing technologies from InMed and BayMedica provide us with a competitive advantage to utilize the most cost-efficient methodology (i.e. chemical synthesis, biosynthesis, IntegraSynTM) for the development and commercialization of new Products and Product Candidates and provision of rare bio-identical cannabinoids or their analogs to a wide spectrum of markets.

Leading experts in the therapeutic potential of the rare cannabinoid CBN.

We have invested significant time and effort in understanding the characteristics and therapeutic potential of our first rare cannabinoid drug candidate, CBN. As such, we are positioning ourselves to be a world leader in the pharmaceutical development of this rare cannabinoid. We anticipate that CBN will be the first of several such drug candidates.

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

Success in pharmaceutical markets often rests with the strength of intellectual property, including patents, to protect our commercialization interests. We have filed several patents on our novel findings and expect to continue to do so. The acquisition of BayMedica brought several additional new patent families to enrichen our manufacturing as well as drug development opportunities.

Cannabinoid Science Overview

Cannabinoids are a class of compounds that exist throughout nature and can be found in significant numbers and varying quantities in the Cannabis plant. The two predominant, or major, cannabinoids in the Cannabis plant are THC and CBD. These two exist in relatively large quantities in the plant and can be easily extracted, which has led to significant research into these two compounds over the previous several decades. Nevertheless, there are over 140 additional cannabinoid compounds found in the plant, referred to as minor or rare cannabinoids. Each cannabinoid has one or more specific chemical differences that may confer unique physiological properties in humans.

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

Our Products, Product Candidates and Technologies

Development of a Flexible Suite of Processes for the Manufacturing of Cannabinoids

Introduction:

While there are over 140 different individual cannabinoids in the Cannabis plant, the two most well-known and studied compounds are also the two that occur in the largest quantities: THC and CBD. Due to their relative abundance in the Cannabis plant, it is also only THC and CBD that can currently be extracted economically; this also now includes genetically modified plants designed to significantly increase quantities of CBG in harvested crops. Among other challenges, the expense of extraction – or that of synthetic manufacturing – of the remaining minor or rare cannabinoids, may be orders of magnitude greater than that of THC, CBD and CBG.

Nevertheless, like the major cannabinoids THC, CBD and CBG, these rare cannabinoids may hold very important physiological benefits in humans. The challenge, and opportunity, that we have identified, and seek to solve, is selecting and engineering the most appropriate manufacturing approach to making a specific rare cannabinoid, at the desired quantity and requisite quality, which is cost-efficient and consistently yields bio-identical cannabinoids as compared to the compounds found in nature, among several other benefits. We believe that providing this solution will be a critical success factor not only for our own drug development strategy, but also for other pharmaceutical and health and wellness companies.

Development of InMed’s biosynthesis and IntegraSynTM technologies:

In 2015, we commenced the development of a biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia. Utilizing the basis of a specific vector created for us, Dr. Yadav initiated a Research and Development Project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis-derived terpenoids” under a collaborative research agreement. Subsequently, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues. Other than the 1% royalty, we do not have any ongoing financial commitments under these arrangements with the University of British Columbia.

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

In early research, we utilized the specific gene sequences from the Cannabis plant that encode the instructions to make specific enzymes that enable cannabinoid synthesis and subsequently transferred these genes into E. coli. This intervention converts the bacterium into a manufacturing system that produces substantial quantities of the target cannabinoids. This technology may provide an opportunity for industrial-scale manufacturing of cannabinoids, which we believe would be a significant improvement over existing manufacturing platforms. Specifically, direct extraction is quite cumbersome, time-consuming and relatively low yielding for all but a few of the cannabinoid compounds. In contrast, the use of microorganisms for manufacturing cannabinoids eliminates the need for an agricultural-centric process, including planting, growing, harvesting and extraction. There are also economic and environmental advantages including substantially reduced resource requirements (e.g., water, electricity, manpower, etc.). Furthermore, the agricultural approach has several hard-to-remove impurities (e.g., pesticides, etc.), potentially presenting safety issues. As with all crops, yield fluctuations influenced by the environment present an additional risk. Only a few of the 100+ cannabinoids can currently be extracted from the plant in sufficient quantities to make the process economically viable. For certain cannabinoids, chemical synthesis, by comparison, can be challenging and expensive due to the complexity of these molecules and the ability to economically scale the process. For these reasons, we believe that a modified biosynthetic approach may be superior to both of these alternatives for pharmaceutical grade production of certain cannabinoids.

Cannabinoids are prenylated polyketides that are derived from fatty acid and terpenoid precursors. The biosynthesis of these molecules involves four metabolic pathways, two of which originate from central carbon metabolism. The first pathway (the Terpenoid pathway referenced in Figure 1 below) culminates with the synthesis of geranyl pyrophosphate, or “GPP”, and neryl pyrophosphate, or “NPP”. These molecules are terpenoid building blocks, or precursors. The second cannabinoid biosynthetic pathway, or the Polyketide pathway, is a version of a polyketide biosynthetic pathway and results in the second requisite precursor, either: olivetolic acid, or “OA”, and/or divarinic acid, or “DVA”. The polyketide precursors subsequently combine with the terpenoid precursors in the third pathway, which comprises a single, specialized enzyme in the plant, to yield the ‘gateway’ cannabinoids, the cannabinoids that act as precursor molecules for further differentiation into all others. For instance, OA combines with GPP to yield the gateway cannabinoid cannabigerolic acid, or “CBGA”. The gateway cannabinoids are subsequently modified in the fourth pathway to yield cannabinoids such as tetrahydrocannabinolic acid and cannabidiolic acid. We refer to the fourth pathway as the down-stream pathway involving the transformation of the acid form of the cannabinoids into the non-acid form via enzymes called synthases. Synthesis of CBGA is the most dominant pathway in the plant, resulting in high quantities of the down-stream cannabinoids THC and CBD. Other combinations of the various precursors result in different gateway cannabinoids which, in turn, leads to diversification into more than 140 different individual cannabinoids.

Figure 1:

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

Our goal for the biosynthesis program has always been to achieve the simplest, most efficient, scalable, flexible and economical solution with the least steps and fastest production cycle, to make bio-identical cannabinoids to those found in nature. While developing our bacterial biosynthesis system, we further optimized the fermentation conditions and the purification processes. Working with various contract development and manufacturing organizations (“CDMOs”), we have continued development and optimization of our manufacturing processes that led to the development of IntegraSynTM.

IntegraSynTM integrates various pharmaceutical manufacturing processes to maximize yield and minimize the cost of cannabinoid synthesis, in particular for pharmaceutical-grade products. We utilize proprietary, high efficiency enzymes produced via the E. coli biofermentation portion of the IntegraSynTM approach for the production of a cannabinoid. Our enzymes are used in combination with cost-effective yet sophisticated substrates (or, starting materials) to produce a cannabinoid in bulk via a biotransformation process, which is then further processed with downstream purification steps including separation, purification and drying. This cannabinoid can be inventoried in bulk and used either as a finished API cannabinoid product or as a starting material for other cannabinoids. This further differentiation can utilize any one of several well-established manufacturing approaches – including enzymatic biotransformation and traditional chemical synthesis – to optimize yield, time and cost.

IntegraSynTM makes cost-efficient use of sophisticated starting materials, requires fewer costly steps from precursor substrates all the way through to end-product, and is designed as a high-yield manufacturing process for pharmaceutical use. Furthermore, this manufacturing method is flexible in shifting production from one cannabinoid to another under GMP conditions. Our initial data demonstrated a substantial increase in cannabinoid production yield per fermentation batch compared to our traditional biosynthesis method. The final cost of goods for individual cannabinoids is driven by several factors including, among others: efficiency of the enzyme(s) used; number of manufacturing steps; type of manufacturing equipment / processes used; and, final yield of the entire manufacturing process.

Targeted Benefits of IntegraSynTM:

A.	Improved yields beyond other standard manufacturing methods for various cannabinoids at pharmaceutical-grade

B.	Cost-efficient due to minimization of expensive manufacturing steps and cost-effective use of sophisticated raw materials

C.	Flexible, modular approach, able to shift from production of one cannabinoid to another

D.	Scalable to meet market demand of cannabinoids for pharmaceutical products or other purposes

E.	Sustainable approach with less environmental impact than plant-grow-harvest-extract-purify methods

Next steps in the further development of IntegraSynTM, all of which are currently ongoing, include:

●	Continue to optimize and scale-up the IntegraSynTM process to larger vessels, whereby protocols will be developed to optimize the manufacturing parameters associated with the entire process with the Almac Group (UK);

●	Conduct analytical assays to support batch production

●	Scale-up process to be GMP ready;

●	Continue efforts to optimize pathways to further diversify the number of cannabinoids produced using our technology; and

●	Identify potential commercial partnership opportunities

We currently view our options for achieving GMP production capabilities as three-fold: (a) building our own dedicated biosynthesis facility; (b) accessing existing manufacturing capacity via leases with third parties; or (c) licensing our process/know-how to a CDMO with existing infrastructure to produce the requisite preclinical, clinical and commercial-scale supply of our Product Candidates.

BayMedica’s Chemical Synthesis and Biosynthesis Technologies for the Development and Production of Cannabinoids, Their Variants and Analogs

BayMedica, Inc. was founded by Shane Johnson, MD, Philip Barr, PhD and Charles Marlowe, PhD in September of 2016 with the objective of manufacturing cannabinoids and novel cannabinoid compounds for use in health and wellness and pharmaceutical markets. BayMedica set out to develop cannabinoid manufacturing techniques that are ‘method agnostic’, utilizing the most practicable, expeditious and cost-effective means to produce any particular cannabinoid or novel cannabinoid compound.

Chemical Synthesis for the Development and Production of Cannabinoids

Chemical synthesis is a well-established, long-standing, robust and reliable method for the production of myriad compounds for use in both consumer and pharmaceutical products, including such commonly used medications as vitamin-D and acetaminophen. The production of cannabinoids, in particular CBD and THC, by synthetic methods was first described in 1965 by Mechoulam, et. al. Although yields were typically less than 10% and the scales were small, this work paved the way for methods to synthesize these common cannabinoids as well as many rare and novel cannabinoid compounds. Today several companies such as Noramco, Purisys, Biovectra, Kinetochem and Benuvia reliably manufacture a wide variety of common and rare cannabinoids to pharmaceutical API standards. However, because price points for these compounds have remained high, their utility in non-pharmaceutical applications has historically been limited.

Pharmaceutical chemistry methods have also been of paramount utility in the creation of combinatorial libraries of new chemical entities for drug discovery. We believe these pharmaceutical chemistry methods will also be of great value in the preparation of novel cannabinoid compounds with enhanced pharmacological activities and have leveraged our expertise to this end. Using combinations of pharmaceutical chemistry and biosynthesis, the BayMedica team has generated a wide variety of these compounds with the primary focus being on modifying the pentyl side chain found on many naturally occurring cannabinoids. We believe that unlike a traditional drug discovery approach using combinatorial libraries, our approach, because it does not change the core structure of each cannabinoid type, will result in a larger proportion of novel cannabinoids showing pharmacological activity, thus increasing the probability of a successful drug candidate. Prior to the acquisition by InMed, BayMedica delivered multiple novel CBN-based cannabinoid analogs to InMed for evaluation. Since that time, we have developed additional New Chemical Entities (“NCEs”) with the ability to expand through existing and novel methods currently under development.

Chemical Synthesis-Derived Cannabinoids Under Development or Commercialized BayMedica

Cannabichromene (CBC)

The historically high cost of goods for cannabinoids manufactured by chemical synthesis has largely precluded their widespread adoption for non-pharmaceutical applications. BayMedica has successfully manufactured and commercialized a rare cannabinoid, CBC, for sale to distributors into the health and wellness industry. The development of a scalable process for the manufacturing of CBC began in 2018 using well established chemical synthesis protocols.

In calendar 1Q2019, a Material Services Agreement was completed with a multinational contract research, development and manufacturing organization (“Chemistry CDMO”) to facilitate the optimization and scale-up of BayMedica’s proprietary CBC manufacturing process using commercially available starting materials sourced from various manufacturers. We scaled to a batch size of greater than 1kg by calendar 3Q2019 at which time we contracted a leading U.S. manufacturer to provide the final purification of CBC to greater than 95% purity, a product we call ProDiol™ CBC. This manufacturer also operates a North American (NA) based toll-processing facility with the capability to process from 10kg to metric ton quantities of our crude CBC material under food-grade GMP conditions. By late 4Q2019 our Chemistry CDMO had scaled the process to greater than 10kg, and by year end 2019 to almost 30kg with final purification at the NA contractor. We commenced commercial sales of ProDiol™ CBC in November 2019.

Large scale manufacturing of crude CBC began at our Chemistry CDMO in 1Q2020 at >40kg. The emergence of the Covid-19 pandemic significantly impacted sales beginning in calendar 1H2020. Large scale production continued with several batches of over 100kg and 200kg in 2021.

Cannabicitran (CBT)

We have developed a process for the efficient chemical synthesis of CBT through both in-house R&D efforts and via our CDMO. We began scaling this process and conducted downstream processing and purification trials in late calendar 2H2021. We received initial purchase orders for, and commenced commercial sales of, CBT in calendar 1Q2022.

Cannabidivarin (CBDV)

In calendar 1Q2021, BayMedica acquired a license to utilize novel chemical synthesis technologies to produce and distribute the rare, non-intoxicating “varin” cannabinoid, CBDV, exclusively in the USA and non-exclusively worldwide. BayMedica began R&D and scale up with our Chemistry CDMO in calendar 2Q2021. Through that partnership, we have developed a novel and efficient method allowing for the scalable preparation of CBDV. In calendar 4Q2021, via the Chemistry CDMO, we successfully scaled CBDV synthesis to commercial quantities and initiated procurement of starting materials sufficient to meet expected customer demand. In April 2022, we commenced B2B sales of CBDV to the health and wellness industry.

Tetrahydrocannabivarin (THCV)

As part of the calendar 1Q2021 license for techniques to synthesize and produce CBDV, we also acquired the rights to synthesize, sell, and distribute the non-intoxicating rare cannabinoid THCV exclusively in the USA and non-exclusively worldwide. In calendar 3Q2021, we began researching and developing processes to convert CBDV to THCV. In conjunction with our Chemistry CDMO and our in-house team, we have developed a robust pilot-scale process that produces THCV. We developed a purification process to produce the finished THCV material. We began scale-up of our novel process with this CDMO in calendar 1Q2022 and commenced sales in calendar 2Q2022.

Analogs of Cannabinoids / New Chemical Entities

In the field of pharmaceutical drug development, the term analog is used to describe structural and functional similarity between an original (or parent) molecule and one that has been somewhat modified. While any company researching a naturally occurring compound, like cannabinoids, cannot own a patent on the molecule itself for commercial exclusivity, a modified molecule, which has certain structural and pharmacological similarities with the original compound, can be patented. As well, modifications of the original molecule (ie, the analog) can be designed to confer certain improvement in activity of the parent, such as an elevation of the desired physiological effects, a decrease in unwanted side effects, improvement in aspects related to drug delivery to targeted tissues, etc., or a combination of these targeted outcomes. We have filed patents covering numerous structural additions and modification of the naturally occurring cannabinoids. Each individual modification to each individual cannabinoid represents a New Chemical Entity (“NCE”) which can be patented. If issued, this patent family will confer market exclusivity to us for the analogs that we intend to develop into pharmaceutical Product Candidates, license, partner or sell to interested external parties.

BayMedica Yeast Biosynthesis for Cannabinoid Development and Production

BayMedica utilizes the yeast S. cerevisiae as a “biofactory” to produce cannabinoids and cannabinoid analogs. Compared to other heterologous systems, we believe that S. cerevisiae is an attractive host for development of a cannabinoid biosynthesis platform. S. cerevisiae is a generally recognized as a safe organism that has a long history of successful use in the biotechnology industry for the large-scale production of a variety of different fermentation products. In particular, S. cerevisiae has previously been engineered to produce high levels of terpenes and polyketides – the building blocks of all cannabinoids. Genetic manipulation of S. cerevisiae is straightforward and advanced genetic tools enable rapid strain engineering for optimized cannabinoid production. Moreover, our team has deep knowledge and experience engineering S. cerevisiae for the heterologous production of natural products by fermentation.

Unlike in the Cannabis plant, our flexible yeast platform allows for the specific production of a single precursor or cannabinoid. This process negates the need for additional downstream steps to isolate and purify the desired precursor or cannabinoid from other naturally produced compounds found in a plant-based extraction process. To that end we have engineered strains that produce the precursors and cannabinoids OA, DVA, CBGA, CBGVA and THCVA at concentrations supporting further scale-up and development for future commercialization. At benchtop scale, we have developed simple downstream processes for the purification of these compounds. We have evaluated multiple CDMOs capable of both the biosynthesis scale-up and downstream processing.

In addition to the natural cannabinoids above, we have leveraged our expertise in pharmaceutical chemistry and yeast biosynthesis to produce a number of novel cannabinoid analogs and variants of pharmaceutical interest.

Hybrid Methods as a Platform for Cannabinoid Development and Production

Unlike other groups, our expertise in the areas of yeast engineering, biosynthesis and pharmaceutical chemistry allows us to develop in-house technologies for the production of novel cannabinoid compounds as well as the conversion of “common” precursors or cannabinoids into rare natural cannabinoids. For instance, we have employed methods where we take a biosynthetic starting material and convert it into CBC via chemical synthesis.

We have also developed technologies whereby chemical synthesis is used to make novel precursor compounds that are then converted biosynthetically into novel cannabinoids. As part of an announced collaborative research agreement prior to the acquisition of BayMedica by InMed Pharmaceuticals, BayMedica delivered several novel CBN analogs to InMed Pharmaceuticals for preclinical evaluation.

Competitive Conditions:

Other companies deploy a diversified number of cannabinoid synthesis manufacturing techniques, including:

●	Biosynthesis (generation of the final compound inside a single system) using yeast, non-E. coli bacteria, or other approaches (algae, etc.) as a host organism;

●	Synthetic chemistry; and

●	Combinations of these above-listed technologies

Several companies (see chart below) are active in the cannabinoid manufacturing space including BioVectra, CB Therapeutics, Cellibre, Cronos, Ginko Bioworks, Hyasynth, Intrexon, KinetoChem, Librede, and Purisys, among several others.

Key Milestones:

On May 21, 2015, we commenced the development of our biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia under a project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis derived terpenoids”. On May 31, 2017, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on sub-licensing revenues. Royalties are payable, on a country-by-country basis, until such time as there is no longer a patent pending, unexpired patent or issued patent derived from the transfer technology, in any country. On May 15, 2018, we extended our Collaborative Research Agreement, which may be terminated by either party upon 30 calendar days written notice, with the University of British Columbia for an additional three years. Other than the 1% royalty, we do not have any ongoing financial commitments under these arrangements with the University of British Columbia.

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

In February 2019, we entered into a separate process development collaboration by way of a Master Service Agreement with the Almac Group (UK), or “Almac”, a seasoned GMP pharmaceutical CDMO. Almac was initially tasked to develop a down-stream purification process to support the fermentation optimization activities at the National Research Council of Canada. In addition, we also engaged Almac to assist in the development of an “alternative” manufacturing process for cannabinoids which integrates the best available technologies across the spectrum of pharmaceutical drug production. This process is now referred to as IntegraSynTM. In May 2020, we announced our working relationship with Almac on an integrated approach to augment current biosynthesis-based methods for cannabinoid production. The companies have been engaged in developing a streamlined cannabinoid manufacturing process, specifically optimizing the upstream cannabinoid assembly processes as well as downstream purification processes, to achieve cost-efficient, GMP-grade active pharmaceutical ingredients for prescription-based cannabinoid medications. Almac is an international, privately-owned organization which has grown organically over the past five decades now employing over 5,600 highly skilled personnel across 18 facilities including Europe, the US and Asia. We retain all rights to this new process while Almac retains certain rights-of-first refusal on the production and supply of certain precursors, or starting materials, for this alternative process.

Other Milestones Include:

●	September 12, 2017 – We announced the filing of a provisional patent application entitled, “Metabolic Engineering of E. coli for the Biosynthesis of Cannabinoid Products” (#62/554,494) pertaining to our biosynthesis program for the manufacture of cannabinoids that are identical to those found in nature. We expect that this patent application, since converted into an application pursuant to the Patent Cooperation Treaty, or a “PCT Application”, and pursued in key jurisdictions throughout the world, will provide significant commercial protection for our E. coli-based expression system to manufacture any of the 100+ cannabinoid compounds that may have a medical impact on important human diseases. This is the first in a series of patent applications directed to various aspects of our biosynthesis program. See “Intellectual Property”.

●	September 25, 2017 – We announced an update on the significant advancements in our technology for the microbial biosynthesis of cannabinoids. We have successfully demonstrated an ability to selectively produce various gateway cannabinoids using genetically engineered microorganisms. These molecules can be functionalized further to produce any of the 100+ down-stream cannabinoids, or those formed from an enzymatic reaction with the gateway cannabinoid CBGA, found naturally in the Cannabis plant. We are actively employing this production chassis to synthesize compounds for certain pharmaceutical research programs. Our biosynthesis program has resulted in what we believe to be two significant firsts: new metabolic pathway for manufacturing the terpenoid family of cannabinoid precursors that is much more robust than other microbial expression systems tested by us; and o first-ever production of any fully assembled down-stream cannabinoids in E. coli, beginning with genetic material to produce precursors, enzymes, and synthases.

●	September 10, 2018 – We announced the filing of a PCT Application for biosynthesis which claims a priority date from September 5, 2017 (PCT/CA2018/051074). The PCT Application filing is a conversion from the provisional patent filed in September 2017.

●	March 18, 2019 – We announced the publication of the first in a series of pending patent applications directed to our biosynthesis platform technology for the manufacturing of pharmaceutical-grade cannabinoids. International Patent Application International Patent Application No. PCT/CA2018/051074, which published as WO2019046941, entitled “METABOLIC ENGINEERING OF E. COLI FOR THE BIOSYNTHESIS OF CANNABINOID PRODUCTS”, addresses the enablement and maximization of cannabinoid production through optimization of the precursor substrates needed to support specific cannabinoid synthesis. This application, as well as two more recently filed U.S. provisional patent applications, covers various elements required to enable functional cannabinoid synthase production in an E. coli system. We will actively seek to convert these two follow-on provisional applications, and subsequent provisional patents from new patent families, into additional PCT Applications in all major commercial jurisdictions, in due course. See “Intellectual Property”.

●	May 19, 2020 – We announced the filing of a key Patent Cooperation Treaty (“PCT”) patent application directed to our biosynthesis platform technology for the manufacturing of pharmaceutical-grade cannabinoids. The PCT patent application entitled “Compositions and Methods for Biosynthesis of Terpenoids or Cannabinoids in a Heterologous System”. This application” was initially filed as two separate United States Provisional Patent applications and further addresses the enablement and maximization of cannabinoid production through optimization of the precursor substrates needed to support specific cannabinoid synthesis

●	September 22, 2020 – We announced the filing of a PCT patent application as part of a growing portfolio of intellectual property related to the IntegraSyn™ manufacturing approach for producing low-cost, pharmaceutical-grade cannabinoids.

●	April 26, 2021 – We announced that the IntegraSyn™ cannabinoid manufacturing approach has achieved a level of 2g/L cannabinoid yield, a milestone that signals commercial viability and supports advancement to large-scale production in the coming months. Having achieved a 2g/L yield level, we will now focus on manufacturing scale-up to larger batch sizes while continuing process and enzyme optimization, targeting increased cannabinoid yield and further reducing the overall cost of goods. In parallel, we continue to prepare the manufacturing process to be Good Manufacturing Practice (GMP)-ready for pharmaceutical quality production. The next stage of large-scale production is to produce a batch with a target output of one kilogram of the selected cannabinoid in the second half of calendar 2021 via a GMP-ready process.

●	June 17, 2021 – We announced that we increased cannabinoid yield to 5 g/L with IntegraSyn™ in advance of commercial-scale.

Research and Development Pipeline of Therapeutic Drug Candidates

INM-755 for the Treatment of Epidermolysis bullosa (“EB”)

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

We have completed 20 safety pharmacology and toxicology studies to investigate the effects of CBN. We have also completed three Phase 1 safety and tolerability studies in healthy volunteers, two studies of which were conducted with varying concentrations of INM-755 cream and one study of which examined the non-CBN components of the cream base for INM-755. In December 2021, we began patient treatment in a Phase 2 clinical trial for INM-755 in EB is anticipated to complete during the calendar year 2022.

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

The newer products currently in research also have challenges. For example, the use of bone marrow was being researched by the University of Minnesota with some promising results. However, the severe immunosuppression that bone marrow transplantation requires causes a significant risk of serious infections in patients with large scale blisters and skin erosions.

Competitive Landscape

We are developing INM-755, our proprietary, topical, single-cannabinoid product candidate, as a first-line therapy in all EB patients for symptom relief and may explore its effects in EBS with a K14 genetic mutation as a therapy to potentially strengthen skin integrity via up-regulation of the keratin K15.

There is only one therapy approved specifically for the treatment of EB. Filsuvez (Oleogel-S10) has been approved in Europe and Great Britain for the treatment of skin wounds in patients with dystrophic or junctional EB. For EB patients outside of Europe, or those with other symptoms, there is still a lack of treatment options in this devastating condition. For those products currently envisioned or in clinical trials as topical treatments, wound healing and symptom relief are the primary endpoints.

According to public information, several topical investigational drug formulations are currently at various stages of clinical development for the treatment of EB, including:

●	Amryt Pharma’s Filsuvez (formerly Oleogel-S10, or AP101), which is a topical product incorporating a betulin-based active ingredient formulated with sunflower oil. It causes the keratinocytes to migrate faster and to differentiate into mature epithelial skin cells. This product is currently approved in some jurisdictions for the treatment of partial-thickness wounds in adults and was recently approved for patients with dystrophic and junctional EB in Europe. The Phase III double blind study is complete and met its primary endpoint on time to first target wound closure (p=0.013). The 24-month open label extension study is ongoing (NCT03068780). The product was also submitted to the FDA for approval, where it had been granted orphan drug, rare pediatric disease and fast track designations. However, in February 2022 after several review extensions, the FDA formally rejected the application and asked for additional evidence. Amryt plans to work with FDA to address their concerns.

●	Krystal Biotech’s Vyjuvek (beremagene gerperpavec, formerly B-Vec) is a topical gene therapy for dystrophic EB. Vyjuvek uses a modified herpes simplex virus to deliver instructions to generate type VII collagen (that is mutated in dystrophic EB) to skin cells. Krystal has completed a Phase III study in 31 children and adults with dystrophic EB, where a significantly greater proportion of Vyjuvek-treated wounds were completely healed at 3 months (71% vs 20%) and 6 months (67% vs 22%) compared with those given placebo gel. An 18-month open-label extension study is ongoing and expected to conclude this year. Their marketing application has been granted priority review by FDA, where it has orphan drug, fast track, rare pediatric and regenerative medicine advanced therapy designations. FDA is not planning to hold an advisory committee meeting as part of Vyjuvek’s review. A decision is expected no later than Feb. 17, 2023. Krystal plans to submit a similar application later this year to regulatory authorities in Europe, where it is also has orphan drug and priority review status.

●	Castle Creek Biosciences has a Phase III clinical trial that is active, but not recruiting. The purpose of this study is to determine whether administration of FCX-007 in addition to standard of care improves wound healing as compared to standard of care alone (control) in children, adolescents, and adults with Recessive Dystrophic Epidermolysis Bullosa. DEFI-RDEB is a multi-center, intra-patient randomized, controlled, open-label, Phase III study of FCX-007 for the treatment of persistent non-healing and recurrent RDEB wounds in approximately 24 subjects.

●	BioMendics, LLC is initiating a Phase I trial to assess the safety, tolerability and clinical effects of TolaSure when applied to wounded skin for 10 weeks in patients with severe epidermolysis bullosa simplex (EBS-Dowling Meara). TolaSure is a topical gel intended for the promotion of wound healing. The study intends to enroll 10 patients at 1 clinical site (Stanford University).

●	Phoenicis has initiated a double-blind, intra-patient placebo-controlled, multiple-dose Phase I/II study of PTW-002 topical gel for the treatment of dystrophic EB due to mutations in Exon 73 of the COL7A1 gene. PTW-002 is a topical anti-sense oligonucleotide (technology acquired from ProQR Tx) and reformulated into a thicker gel. The study intends to enroll 6 patients at 3 clinical sites in the US.

Other approaches have shown promise and are under investigation for the treatment of EB:

●	Gene therapies;

●	Skin grafts with gene-modified epidermal sheets;

●	Stem cell transplants;

●	Intravenous replacement of recombinant collagen VII (for RDEB);

●	Topical/intradermal gentamicin to restore laminin beta3 (JEB/DEB with nonsense mutations); and

●	Granulocyte colony-stimulating factor (DEB).

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

One more nonclinical study was conducted to explore the potential of CBN to interfere with early stage wound healing. In this study, superficial partial thickness wounds were introduced by a dermatome in an in vivo animal model and treated for 7 days with INM-755 creams at the same three strengths as used in the RHE models. Wound healing assessments included clinical observations, quantitative wound area measurements on photographic images and histopathologic examination. Treatment with INM-755 creams at the strengths intended for clinical development did not cause any delays in wound healing.

Lastly, to complete the investigation of effects on wound healing before applying INM-755 cream to open wounds in patients with EB, a clinical study (755-102-HV) was conducted in healthy human volunteers to test the safety of INM-755 cream. In this study in 8 subjects, a within-subject comparison was made for two concentrations of INM-755 cream, vehicle cream, and no treatment. INM-755 cream was well tolerated and did not impair normal wound healing in small epidermal (blister) wounds in this study.

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

Matrix metalloproteinases, or “MMPs”, are part of the zinc-dependent endo-proteases family which modulate homeostasis of the the extracellular matrix in skin. In response to skin damage and inflammation, metalloproteinases, including MMP-9, are often up-regulated. Specifically, exposure of keratinocytes, such as HaCaT cells, to TNF-α induces expression of the inflammatory-related factors such as IL-8 and MMP-9.

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

Insult = Tumor Necrosis Factor α (TNFα) and Interferon g (IFNg)

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

(f) EBS formulation prototype development:

Careful attention must be paid to any topical product to be administered for the treatment of EB for several reasons. Our target product is designed to be applied over major portions of the body (if not the entire body), once each day. As such, the patients, who are often children, will be exposed to the active drug as well as the excipients of the skin cream, possibly for the duration of their lives. Accordingly, great care must be given that these components will be safe over the long-term and that they will not add to the already painful condition that the patients are suffering. Key criteria include:

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

CBN is a new molecular entity, or “NME”, not yet approved for medical use in any country. Therefore, we are required to perform thorough safety testing prior to human administration. The intended route of administration for INM-755 is topical and is anticipated to result in low systemic exposure via the bloodstream. Despite only nominal risk of meaningful systemic exposure, regulatory authorities still require that we examine the consequences of systemic exposure on key biological functions and organ systems. For this purpose, the drug was administered by subcutaneous (SC) injection to achieve high in blood circulation. Topical safety studies using the intended route of administration and the clinical cream formulation were also conducted. These nonclinical toxicology studies included:

●	Tropical 28-day safety, in vivo;

●	Systemic 28-day safety study, in vivo, with SC administration;

●	Genotoxicity – standard battery of required tests for NMEs, including

o	In vitro bacterial mutagenicity study (classically the Ames assay) [Organisation for Economic Cooperation and Development test guideline 471 (OECD 471)];

o	In vitro micronucleus study in Chinese Hamster Ovary cells [OECD 487]; and

o	In vivo mammalian erythrocyte micronucleus study [OECD 474];

●	Phototoxicity – required because CBN has some absorbance in the UVB range; in vitro neutral red dye uptake study in cells from BALB/c 3T3 mice [OECD 432];

●	EpiOcular, in vitro eye irritation study [OECD 492];

●	Non-adjuvant Buehler method skin sensitization study, in vivo [OECD 406]; and

●	In vivo drug distribution study with SC injection of radiolabeled drug.

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

Toxicity to Central Nervous System

Due to the well-documented intoxicating effects of THC, all cannabinoid compounds need to be tested for their psychoactive/intoxicating potential. In a standardized safety pharmacology study, we tested exceptionally high dose levels of CBN (more than 10,000 times the expected systemic exposure after topical dosing). No central nervous system adverse effects were observed even at the highest dose. 108 different central nervous system criteria were measured.

The toxicology and safety pharmacology data package covered a broad range of drug concentrations and was designed to support other clinical programs to treat topical skin conditions.

Summary of Completed and Contemplated Clinical Development Plans

A regulatory application to support our first Phase I clinical trial in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019 and approved December 6, 2019 in the Netherlands. The initial Phase I clinical trial evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in 22 healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. Database completion and data analyses were delayed by pandemic restrictions. Study results were reported November 25, 2020. A blinded interim safety review from the first 16 subjects in the Phase I study were included in a regulatory application that was approved April 17, 2020, for a second Phase I clinical trial of 8 healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase I trial, the second clinical trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. Study results were reported January 8, 2021. The safety of INM-755 will continue to be assessed throughout its clinical development.

INM-755 cream was well tolerated in the two Phase I clinical trials in healthy volunteers and the next clinical trial will study INM-755 cream in patients with EB (Study 755-201-EB). Regulatory applications to support this global trial were filed for review by the National Competent Authorities and Ethics Committees in 8 countries for 13 clinical sites. Approvals were obtained in all countries (Austria, France, Germany, Israel, Italy, Serbia, and Spain) as of March 2022. Enrollment and patient treatment began in December 2021 and are expected to complete during the calendar year 2022. The goal of this Phase II study is to obtain safety and preliminary efficacy of INM-755 cream in treating symptoms and wound healing in patients with EB, using a within-patient design in which matched index areas are randomized to INM-755 cream or vehicle (no drug) cream in a blinded manner. Up to 20 patients will be enrolled and treatment will be for 28 days, the longest period supported by nonclinical toxicology studies.

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

Subject to COVID-related delays and other external factors, we plan to complete enrollment in Study 755-201-EB during calendar year 2022:

Key Milestones for the EB Program:

●	August 6, 2015 – We reported positive response from preclinical research on several cannabinoids (one of which was CBN), tested in various in vitro assays. By modulating the expression of various keratin genes that are responsible for cytoskeleton intermediate filaments and/or wound healing using different cannabinoids, we sought to alleviate the EBS symptoms. We believe that these preliminary results validated our approach as the cannabinoids displayed modulation of expression of various keratin genes.

●	May 18, 2016 – We reported additional preclinical results demonstrating positive pain-relieving effects of cannabinoids in animal models. This animal data demonstrated a reduction in both acute and chronic pain (CBN was one of the cannabinoids tested in this study).

●	May 4, 2017 – We filed an application with the Canadian Intellectual Property Office a PCT Application, Serial No. CA2017050546 titled, “A Cannabinoid-Based Topical Therapy for Diseases and Conditions Associated with Intermediate Filament Dysfunction”.

●	March 13, 2019 – We announced that we will conduct all future development with a single cannabinoid skin cream, now designated INM-755. We determined that the clinical development path forward with its investigational drug candidate for the treatment of EB, previously referred to as INM-750, will be optimized by transitioning to an alternative formulation. INM-755 is formulated based on one of the two cannabinoids that comprised INM-750. We believe that pursuing a single-agent formulation, rather than a combination product, will ultimately improve the probability of development and regulatory success in this complex and rare disease.

●	December 9, 2019 – We received clinical trial application approval for study 755-101-HV, a randomized, double-blind, vehicle-controlled Phase I study designed to evaluate the local and systemic safety, tolerability, and pharmacokinetics of INM-755 applied daily on intact skin in healthy volunteers. Two strengths of INM-755 cream, plus vehicle-only, will be evaluated in 22 adult subjects over a 14-day treatment period.

●	January 20, 2020 – We revealed that the active ingredient in INM-755 and INM-088 is the rare cannabinoid, CBN. We are the first company to conduct human clinical trials with CBN. Extensive preclinical program to support the INM-755 program was exhibited at the EB2020 World Congress in London UK.

●	April 30, 2020 – We announced clinical trial application approval in the Netherlands for Study 755-102-HV, a randomized, double-blind, vehicle-controlled Phase I study designed to evaluate the safety and tolerability of INM-755 (two strengths) applied daily for 14 days on epidermal wounds in 8 healthy volunteers.

●	November 25, 2020 – We announced the top-line results of Study 755-101-HV (“Study 101”). Study 101 was a randomized, vehicle-controlled, double-blind, Phase 1 trial, that examined the safety and tolerability of two strengths of INM-755 cream on intact skin in 22 healthy adult volunteers over a 14-day treatment period. The Study 101 results indicate that INM-755 was safe and well-tolerated on intact skin, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. Drug concentrations in the blood were very low, as expected.

●	January 8, 2021 – We announced the top-line results of Study 755-102-HV (“Study 102”). Study 102 was a randomized, double-blind, vehicle controlled, single-center study, in 8 healthy adult volunteers to test the tolerability of 14 days of application of the INM-755 cream on epidermal wounds under treatment procedures designed to simulate wound care for Epidermolysis Bullosa (“EB”) patients with open wounds. Results of Study 102 indicate that INM-755 cream was safe and well-tolerated on induced open epidermal wounds, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. These data from Study 101 and Study 102 support moving forward into clinical trials in patients with EB.

●	April 28, 2021 – We announced that we filed Clinical Trial Applications (“CTAs”) in Austria, Israel and Serbia as part of a Phase 2 clinical trial of INM-755 (cannabinol) cream in Epidermolysis Bullosa (“EB”). Additional CTAs for 755-201-EB (the ‘201 study) will be submitted to National Competent Authorities (“NCAs”) and Ethics Committees (“ECs”) in France, Germany, Greece, and Italy in the coming weeks. Responses from the NCAs and ECs are expected throughout July and August 2021; timing will vary slightly by country due to differences in local procedures.

●	On September 30, 2021 - We announced commencement of a Phase II clinical trial, the 755-201-EB study, of INM-755 (cannabinol) cream in the treatment of EB, marking the first time cannabinol has advanced to a Phase II clinical trial to be studied as a therapeutic option to treat a disease. The 755-201-EB study is designed to enroll up to 20 patients. InMed will evaluate the safety of INM-755 (cannabinol) cream and its preliminary efficacy in treating symptoms and wound healing over a 28-day treatment period. All four subtypes of inherited EB; EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome are eligible for this study.

●	On July 25, 2022 – We announced, based on the safety data of the first five adult patients who completed the Phase 2 study, an independent Data Monitoring Committee (“DMC”) agreed it is safe to allow the enrollment of adolescent patients with EB, defined Additional Indications for INM-755

Once a company has gone to the significant investments of bringing a new chemical entity into human clinical trials, the tonal approach is to investigate as many therapeutic uses of that product in different indications, or specific diseases. We intend to pursue this strategy as a way to leverage our knowledge of CBN and investment in the development of INM-755 as a topical skin cream. Under the assumption that we would use the same formulation for other dermatological indications, there should be no need for further Phase I safety studies allowing us to proceed directly to Phase II safety and preliminary efficacy studies in humans, since the toxicology and initial human safety studies have been completed; however, the adequacy of the nonclinical and human safety data to support new dermatologic indications will be determined by the appropriate health authority. We intend to engage with dermatologists to discuss which diseases might best benefit from INM-755, outside of EB.

Additional Indications for INM-755

Once a company has gone to the significant investments of bringing a new chemical entity into human clinical trials, the tonal approach is to investigate as many therapeutic uses of that product in different indications, or specific diseases. We intend to pursue this strategy as a way to leverage our knowledge of CBN and investment in the development of INM-755 as a topical skin cream. Under the assumption that we would use the same formulation for other dermatological indications, there should be no need for further Phase I safety studies allowing us to proceed directly to Phase II safety and preliminary efficacy studies in humans, since the toxicology and initial human safety studies have been completed; however, the adequacy of the nonclinical and human safety data to support new dermatologic indications will be determined by the appropriate health authority. We intend to engage with dermatologists to discuss which diseases might best benefit from INM-755, outside of EB.

INM-088 for the Treatment of Glaucoma

Introduction

Glaucoma is a chronic optic neuropathy that is typically characterized by high intraocular pressure. The cause of glaucoma is understood to be inadequate or obstructed drainage of the fluid in the eye, or “aqueous humor”, through a drainage membrane called the trabecular meshwork, or “TM”, increasing the fluid pressure within the front part of the eye, or “anterior chamber”, and subsequently leading to pressure at the back part of the eye, or “posterior chamber”. The increased intraocular pressure exacts a toll on the nerve cells, called neurons, located at the back of the eye in the retina, thinning the mesh-like tissue in this region and resulting in damage to the neurons and specifically to the optic nerve, which provides the impulses of sight to the brain. This damage leads to blindness. Glaucoma is currently the second leading cause of blindness world-wide and is estimated to affect a population of about 76 million worldwide.

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

Treatment Considerations based on Glaucoma Severity

Treatment considerations for glaucoma span the therapeutic spectrum from drug intervention to surgery.

Pharmaceutical drug intervention has the greatest potential to generate direct competition for INM-088.

Medicines for Glaucoma Treatment (Intraocular Pressure-Lowering Drugs)

Current prescription eyedrop medications targeting intraocular pressure reduction include:

●	Prostaglandins and prostaglandin analogs (“PGA”) such as latanoprost, bimatoprost and travoprost to increase the outflow of fluid from the eye and, thereby, reduce ocular pressure. The adverse effects of PGAs include conjunctival hyperemia, or eye redness, irreversible change in iris color, discoloration of the skin around the eyes, and droopiness of eyelids caused by the loss of orbital fat;

●	Beta blockers, most commonly prescribed as drugs to treat hypertension, are also prescribed for glaucoma. With their MOA designed to inhibit aqueous production, they are one of the oldest approved drug classes for the reduction of IOP. The most commonly used drug in this class is timolol. Beta blockers are less effective than PGAs in terms of IOP reduction and are typically used twice daily. Beta blockers are the most commonly used non-PGA drug. They are used as an initially prescribed monotherapy and as an adjunctive therapy to PGAs when the efficacy of PGAs is insufficient. Beta blocker eye drops have contraindications in their label as a result of potential systemic exposures from the topical application of the eye drops, potentially leading to cardio-pulmonary events such as bronchospasm, arrhythmia and heart failure. Other possible side effects include wheezing or difficulty breathing, slowed heart rate, lower blood pressure, impotence and fatigue;

●	Alpha agonists, with their MOA designed to inhibit aqueous production plus their effect on uveoscleral outflow, are less effective than PGAs and need to be dosed three times daily in order to obtain the desired IOP reduction. In clinical studies, the most frequently reported adverse reactions that occurred in individuals receiving brimonidine ophthalmic solution, a commonly prescribed alpha agonist, included allergic conjunctivitis, conjunctival hyperemia, eye pruritus, burning sensation, conjunctival folliculosis, hypertension, ocular allergic reaction, oral dryness and visual disturbance.

●	Alpha-adrenergic agonists such as apraclonidine and brimonidine, both reduce the production of aqueous humor and increase the outflow of fluid from the eye. Side effects may include dry mouth, red eyes or eyelids, fatigue, low or high blood pressure, blurred vision and light sensitivity; and

●	Carbonic anhydrase inhibitors such as dorzolamide and brinzolamide reduce the production of fluid in the eye, but they are associated with blurred vision, bitter metallic taste in the mouth, dry eyes, red/irritated eyes, headache, and upset stomach.

Despite their modest efficacy, safety and tolerability profiles, the requirement for two to three doses per day, and the fact that they do not target the diseased tissue in glaucoma, beta blocker, carbonic anhydrase inhibitor and alpha agonist products account for a significant portion of the total prescription volume for the treatment of glaucoma based on historical prescription patterns, with beta blocker timolol being the most widely prescribed non-PGA drug. This is driven by the PGA products not being sufficiently effective as monotherapy for up to half of all glaucoma patients. Often patients need to take a combination of different drugs and multiple eye drops throughout the day.

Fixed-dose combination glaucoma products are also currently marketed in the United States, including Cosopt®, the combination of a beta blocker with a carbonic anhydrase inhibitor, and Combigan®, the combination of a beta blocker with an alpha agonist. There are no fixed-dose combinations of PGAs with other glaucoma drugs currently available in the United States.

Given side effect profiles, many patients do not take their medications properly. Surgery and laser therapies are intended to physically improve the drainage of fluid from the eyes and lowering of the intraocular pressure. Patients with OAG can have clogged channels in the TM opened with laser therapy, filtering surgery (trabeculectomy) or electrocautery. In other cases, small drainage tubes may be implanted in the eye. Possible complications include pain, redness, infection, inflammation, bleeding, abnormally high or low eye pressure and loss of vision. Some types of eye surgery may accelerate the development of cataracts. Additional procedures may be needed if eye pressure continues to increase.

Emerging Competition for INM-088 in Glaucoma

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

New eye drops for the treatment of glaucoma continue to be developed by our competitors. The following table, which may not be exhaustive, outlines publicly disclosed development programs for the treatment of glaucoma:

New Mechanisms Of Action (MOA)
Brand	MOA / Dosing	Status
Rhopressa®	ROCK inhibitor (qd)	US: Marketed; launched in Apr 2018
Europe: Centralized MA granted in Nov 2019
Japan: Phase 3
Rocklatan®	ROCK inhibitor + PGA (qd)	US: Marketed; launched in May 2019
Europe: Centralized MA granted in Jan 2021

New PGAs
Brand	MOA / Dosing	Status
Vyzulta® (Bausch)	NO donating latanoprost (qd)	US: Marketed
XelprosTM (Sun)	Latanoprost, without BAK (qd)	US: Marketed
DE-117 (Santen)	EP2 agonist (qd)	US: Phase 3
Japan: launched in Nov 2018
DE-126 (Santen)	FP/EP3 agonist (qd)	US and Japan: Phase 2b
NCX-470 (Nicox)	NO donating bimatoprost (qd)	US: Phase 3

qd – once-per-day dosing (latin: quaque die)

INM-088 is envisioned as a once- or twice-a-day eye drop medication to compete with treatment modalities in the medicines category if approved for commercialization.

In addition to INM-088, we are aware of only one other pharmaceutical-grade cannabinoid-based therapy being evaluated for the treatment of glaucoma. Specifically, Skye Biosciences Inc. (“Skye”, formerly Emerald Biosciences) is developing NB1111 (THC-Val-HS) for the treatment of glaucoma. NB1111 is a THC prodrug, which has demonstrated intraocular pressure-lowering efficacy in preclinical models. On August 10, 2021 Skye successfully completed genotoxicity studies of THCVHS required prior to beginning its planned Phase I clinical study in Australia, which is scheduled to initiate enrollment in 4Q2022.

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

Previously reported attempts for topical delivery of cannabinoids, in particular, the intoxicating drug THC, to the ocular tissues used formulations based on mineral oil. Until very recently, studies on novel topical ophthalmic formulations of cannabinoids have been largely non-existent. Nevertheless, the use of marijuana to treat glaucoma has extensive anecdotal evidence and some supporting clinical data. It has been definitively demonstrated and widely appreciated, that smoking marijuana lowers intraocular pressure in both normal individuals and in those with glaucoma. Certain drawbacks are associated with the use of (smoked) marijuana to treat glaucoma:

●	Marijuana has a short duration of action (only 3-4 hours), meaning that to lower the intraocular pressure around the clock it would have to be smoked every three hours;

●	Marijuana’s mood-altering and intoxicating effects, almost exclusively via the chemical THC, would prevent the patient who is using it from driving, operating heavy machinery, and functioning at maximum mental capacity; and

●	Marijuana cigarettes also contain hundreds of compounds that damage the lungs, and the deleterious effect of chronic, frequent use of marijuana upon the brain is well established.

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

Notably, exposure of RGCs to increasing concentrations of several cannabinoids, including THC and CBD resulted in dose dependent cytotoxicity, or cell death, over time. Importantly, CBN-exposed RGCs demonstrated the lowest level of toxicity among the cannabinoids used in these experiments.

Cytotoxicity and neuroprotective effects of selected cannabinoids

661W cells were treated with selected cannabinoids (0.5, 1.5 and 5 µM) at normal atmospheric pressure for 72 hrs. Data normalized to vehicle under normal pressure (NP-VC) was considered as 0% cell death. Note, CBN (0.5-5 µM) treatment under normal pressure did not result in cytotoxicity. Other cannabinoids, including CBD, CBDA, CBC, CBG, CBGA, and CBND, displayed significant toxicity. Enhanced cell proliferation in the presence of a low concentration of ∆9-THC (0.5 µM) was observed in contrast to increased cell death at higher concentrations (1.5 and 5 µM). Experiments were performed in triplicates, two independent times. The data is presented as mean ± SEM. *p < 0.05 against NP-VC (one-way ANOVA).

In addition, exposure of the RGCs to elevated pressure in a cell-based model for glaucoma (without exposure to cannabinoids) for 72 hours resulted in high level of cytotoxicity, whereas exposure of these cells to both an elevated pressure (20-40 mmHg) plus CBN, within the same time-period, resulted in cell survival in a dose dependent fashion. A neuroprotective effect of CBN was also observed under elevated pressure conditions in the pressurized chamber that is designed to mimic the clinical situation of increased intraocular pressure in glaucoma. CBN performed better than both CBD and THC in this preclinical model under identical testing conditions.

Comparison of CBN versus THC-mediated inhibition of elevated pressure-induced cell death

Significant neuroprotective effect of CBN on differentiated 661W cells when cultured for 72 hours under a hydrostatic pressure of approximately 20 to 25 mmHg as compared to ∆9-THC. Cell were treated with CBN at 0.5, 1.5, 5, 10 and 15 µM and ∆9-THC at 0.5, 1.5 and 5 µM respectively. Vehicle Control (VC) contained 0.15% ethanol. Data presented as Cell Death (%) vs normal pressure Vehicle Control (taken as 0% cell death). The data is presented as mean ± SEM.

CBN mediated inhibition of elevated pressure-induced cell death

CBN increases cell survival under elevated pressure. 661W cells were treated with CBN in a dose-dependent manner at increased atmospheric pressure (40 mmHg) for 72 hours. A) Significant cytotoxicity was observed in untreated cells under elevated pressure in the pressure chamber (EP-VC) compared to normal pressure vehicle control (NP-VC). Data normalized to normal pressure (NP-VC) was considered as 0% cell death. B) CBN treatment under elevated pressure protected 661W cells from cell death at 0.5, 1.5 and 5 µM. Data normalized to elevated pressure vehicle control (EP-VC) that was considered as 0% cell death. Protective effect was significantly different from pressure chamber vehicle control (EP-VC) at 1.5 and 5 µM (p<0.0001 and p<0.001). CBN treatment of 661W cells at 15 µM under elevated pressure results in cell death. Data presented as mean ± SEM of duplicate independent runs (n=6). Data analyzed statistically by one-way ANOVA.

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

CBN mediated attenuation of elevated pressure-induced apoptosis

CBN mediated attenuation of elevated pressure-induced apoptosis. 661W cells were treated in the presence of the indicated concentrations of CBN at increased atmospheric pressure (~20–25 mm Hg) for 6 h. Significant apoptosis was observed under elevated pressure in the pressure chamber (EP-VC) when compared to NP-VC. CBN at higher concentrations (0.5, 1.5 and 5 μM) but not at lower concentrations (0.015–0.15 μM) significantly inhibited pressure-induced apoptosis of 661W cells. Experiments were performed in triplicates, two independent times. The data is presented as mean ± SEM. #p < 0.05 against NP-VC analyzed by using an unpaired t-test; *p < 0.05 against EP-VC analyzed statistically by one-way ANOVA.

3)	Evaluation of CBN impact on the expression of specific extracellular matrix (ECM) markers on primary human trabecular meshwork (TM) cells under basal condition and following stress-induction with Transforming Growth Factor Beta 2 (TGF-ß2), a cytokine used to alter extracellular matrix metabolism.

A key risk factor for the development and progression of glaucoma is elevated IOP, the result of increased resistance to aqueous humor outflow through the TM. Increased outflow resistance has been strongly correlated with aberrantly elevated levels of TGF-ß2, a cytokine used to alter extracellular matrix metabolism of the TM of glaucoma patients compared to healthy individual. Therefore, evaluation of CBN effects on the TM observed under elevated TGF-ß2conditions mimics the clinical presentation of IOP in glaucoma and is relevant in the clinical context of the disease. Using human primary TM cells derived from various donors and propagated in vitro at different cell passages, we were able to demonstrate that several extra-cellular matrix proteins, or “ECM” markers, were upregulated by TGF-ß2 induced condition. Furthermore, CBN treated TM cells under basal condition or TGF-ß2 induced conditions for a duration of 72 hours resulted in reduction in the expression of several of these ECM protein markers.

CBN attenuated TGF-β2 induced changes on TM markers Fibronectin (FN)

and Collagen 1A (COL1A) in hTM cells

CBN attenuated TGF-β2 induced changes in TM markers Fibronectin (FN) and Collagen 1A (COL1A) in hTM cells. hTM cells were treated with CBN (0.15, 0.5, 1.5 and 5 μM) for 72 h with or without TGF-β2 (5 ng/mL). Post-treatment, cell lysates were collected, total protein was quantified by Bradford assay, and ELISA was performed according to the manufacturer’s instructions. (A) TGF-β2 induced significant upregulation of FN expression. Note, a significant reduction in basal or TGF-β2 induced FN levels was observed in the presence of CBN (5 μM). (B) TGF-β2 did not induce upregulation of COL1A level in hTM cells, whereas CBN in a dose dependent manner (0.5–5 μM) attenuated COL1A levels in the presence or absence of TGF-β2. Experiments were performed in triplicates, two independent times. The data is presented as mean ± SEM. Changes in the treatment groups were compared to the vehicle control (VC) group (*) or TGF-β2 induced group (#), and data were analyzed by using one-way ANOVA (p < 0.05).

Role of CBN in the inhibition of TGF-β2 induced changes in expression of α-SMA and pERK1/2

Figure 6: Role of CBN in the inhibition of TGF-β2 induced changes in expression of α-SMA and pERK1/2. Representative immunoblots showing CBN mediated changes in expression of α-SMA and phospho-ERK1/2 in the presence or absence of TGF-β2. TGF-β2 stimulated α-SMA expression and increased the level of ERK1/2 phosphorylation when compared to vehicle control. Note the inhibition of α-SMA expression and ERK1/2 phosphorylation in the presence of CBN in comparison to vehicle control and/or TGF-β2 treatment. GAPDH was used as the loading control. Histograms in the lower panel represent densitometry analysis of the Western blots (n=3–4). Changes in the treatment groups were compared to the vehicle control (VC) group (*) or TGF-β2 group (#), and data were analyzed statistically by unpaired t-test (p < 0.05).

4)	Evaluation of CBN pharmacokinetic profile in the eye and plasma of a preclinical model (rat) by direct intravitreal (IVT) injection into the eye.

Our first in vivo study was designed to determine the pharmacokinetic profile of CBN in preclinical models, specifically measuring CBN levels in the eye and plasma following direct bilateral IVT injection. This means that individual injections were made directly into the vitreous humor (fluid of the central cavity of the eye). Following IVT delivery, CBN levels from the plasma (n=3 per time point) and the whole eye (n=6 per time point) were measured at several timepoints using a qualified LC-MS/MS method. CBN levels in the plasma samples were below the detection limit of the assay (0.05 ng/mL). Furthermore, CBN levels in the rat whole eye were shown to be slowly cleared from the eye with a projected half-life (t1⁄2) of approximately 33 hrs.

Percentage of CBN remaining in the whole eye following single IVT injection at 10 µM initial dose

Percentage of CBN remaining in the whole eye following single IVT injection at 10 μM initial dose. Each point represents the mean of left and right eye measurements. The concentration-over-time elimination profile of CBN from IVT injection in the whole eye indicates a slow clearance rate of this cannabinoid, with approximately 11% of the total CBN remaining at 72 h termination time-point (n = 6 eyes per time-point; values presented as mean±SEM).

Time dependent elimination of CBN from the whole eye following single IVT injection at 10 μM initial dose

Concentration-over-time elimination profile of CBN from IVT injection in the whole eye indicates a slow clearance rate of this cannabinoid, with approximately 11% of the total CBN remaining at 72 hrs termination time-point. Rats received a single bilateral IVT injection (5 μL) of CBN (50 μM) to target a final concentration of 10 μM inside the eye. Values measured as ng/g ocular tissue or μM and presented as mean ± SEM. n = 6 eyes per time-point. *596 ng/g represents an extrapolated initial dose intended for delivery inside the eye calculated based on the actual whole eye tissue weight.

Pharmacokinetic parameters of CBN in the whole eye following single IVT injection at 10 μM initial dose

CBN was quantified by a qualified LC-MS/MS method in the whole eye homogenates. The analysis of pharmacokinetic parameters was performed using Pharmacokinetic Solver 2.0 Software. To produce an output, a Non-Compartmental Analysis using the linear trapezoid rule after extravascular input was performed. CBN was cleared at a slow rate from the ocular tissue with CLivt = ~0.04 mL/h, favorable AUC0-inf ocular exposure at 250 μmol/mL * h, and relatively long ocular t1/2 =~33 h.

5)	Evaluation of CBN neuroprotective and IOP-lowering effects in a rat preclinical glaucoma model (Rats) by IVT injection.

We conducted a preclinical efficacy study to evaluate neuroprotective and IOP lowering effects of CBN following IVT injection in a rat episcleral vein laser photocoagulation model of glaucoma. The laser photocoagulation of episcleral veins was done unilaterally on the oculus dexter (OD) eye of the animals on day 0 and day 7. The contralateral oculus sinister (OS) eye served as control and was not subjected to lasering. The rats were randomized into 4 treatment groups based on their baseline pERG amplitudes measured at day - 4: Group 1: vehicle control (0.5% DMSO-PBS); n=11. Group 2: CBN low dose at 5 µM final concentration inside the eye; n=13. Group 3: CBN high dose at 50 µM final concentration inside the eye; n=11. Group 4: brimonidine tartrate (Alphagan®, 0.5% ophthalmic eye drops, a registered trademark of Allergan PLC) a selective α2-adrenoceptor agonist clinical reference drug; n=14. Animals in Groups 1, 2 and 3 were administered either vehicle or CBN by IVT injection at 5 µl volume on day 0, 7 and 15. Animals in Group 4 were topically instilled with brimonidine twice daily at 5 µl volume per eye 4 days before laser photocoagulation and throughout the study duration. The study was terminated on day 21. High IOP was induced unilaterally by laser photocoagulation of episcleral veins (to approximately 19 mmHg). CBN was delivered by IVT injection after episcleral laser photocoagulation on three occasions on day 0, immediately after the lasering, and on days 7 and 15 post-lasering. IOP and pERG were monitored at specific time points throughout the study. Significant reduction in IOP (to approximately 13 mmHg) was observed for the CBN high dose treated group on Days 7 and 17 and significant improvement of pERG amplitudes for CBN low dose treated group was observed on Day 21 (-39.8% from baseline for vehicle control group, -23.1% from baseline for the active control (brimonidine tartrate) group, -16.6% from baseline for the CBN low dose group and -41.2% from baseline for the CBN high dose group). These were the measured outcomes that are useful in evaluating candidates for a potential glaucoma treatment. In summary, data from this study demonstrated a reduction of IOP and improvement of pERG function following IVT injection of CBN in the Rat episcleral vein laser photocoagulation model of glaucoma.

CBN mediated effect on IOP in the rat episcleral vein laser photocoagulation model of glaucoma

CBN mediated effect on IOP in the rat episcleral vein laser photocoagulation model of glaucoma. The IOP lowering effect of CBN was analyzed in the lasered eyes of different treatment groups versus the vehicle control group. At a low dose (5 μM), CBN treatment did not reduce IOP. At a high dose (50 μM), CBN significantly reduced IOP on days 7 and 17. On day 21, IOP values in all groups normalized to the baseline levels. Data analyses are presented for the time points with a statistically significant difference. Brimonidine (Alphagan®) was used as a reference control. Data were analyzed statistically by unpaired t-test and presented as mean ± SEM. *p < 0.05 against vehicle control (n =11–14 rats per treatment group).

CBN mediated changes in the pattern electroretinogram (pERG) in the rat episcleral vein laser photocoagulation model of glaucoma

A.

B.

The pERG amplitudes (µV) decreased in all treatment groups after the IOP elevation induced by episcleral vein laser photocoagulation. (A) pERG baseline-corrected -Amplitude values (μV) (mean ± SEM) of animals in each treatment group were recorded at baseline before lasering and on days 7, 14 and 21 post-lasering. (B) %pERG reduction from 100% normal baseline values at Day 21. Significant RGC functional impairment was observed in the vehicle group on day 21 and in the CBN high dose (50 µM) group on days 14 and 21 when compared to baseline. The pERG amplitudes in the low dose CBN (5 μM) and brimonidine (Alphagan®) groups did not differ significantly from the baseline on both follow-up days 14 and 21, indicating that CBN confers neuroprotective effect on RGCs. Data is presented as mean ± SEM of baseline-corrected values and analyzed statistically by two-way ANOVA followed by Tukey’s multiple comparison test (*p < 0.05 against the baseline values; n=11-14 rats per treatment group).

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

Distribution of INM-088 formulation in Ocular Tissue

Ocular pharmacokinetic study of INM-088 following 5 days of bilateral ocular topical administration in New Zealand White Rabbits. INM-088 was formulated as 0.1% CBN-MiDROPS™ and dosed BID at 50 µl/dose for 5 days via bilateral topical ocular instillation in 3 naïve NZW rabbits. CBN level was measured 1 hour following the final dose administration on Day 5, Administration of INM-088 formulation resulted in measurable CBN concentrations in each of the ocular tissues analyzed in this study. The study was performed independently by EyeCRO LLC.

Next Steps for the INM-088 in Glaucoma Program:

Subject to COVID-related delays and other external factors, we plan to accomplish the following tasks for the INM-088 in Glaucoma program in calendar year 2022:

●	Process and analytical development and scale-up of INM-088 formulation, MiDROPs® with CBN, to enable pre-clinical and clinical supply;

●	Initiate and complete IND/CTA-enabling toxicology studies.

Key Milestones:

●	October 24, 2017 – We announced results from a study co-sponsored by us and University of British Columbia. We believe that this InMed-University of British Columbia study was the first ever to report hydrogel-mediated cannabinoid nanoparticle delivery into the eye, resulting in enhanced drug uptake via the cornea and lens. This study further evidences our capacity to conduct a wide spectrum of drug development activities, including: packaging the cannabinoid as a nanoparticle; formulation of a cannabinoid drug candidate into a novel, tissue specific delivery vehicle; and confirmation of drug delivery and diffusion into a target tissue.

●	May 14, 2018 – We announced the filing of a PCT Application (PCT/CA2018/050548) for a cannabinoid-based topical therapy for glaucoma, which includes the protection of our technology in several countries, including the United States, and claims a priority date from May 8, 2017 (PCT/CA2018/050548). The PCT Application filing is a conversion from the provisional patent filed in May 2017.

●	January 20, 2020 – We revealed that the active ingredient in INM-755 and INM-088 is the rare cannabinoid, CBN and that we are the first company to conduct human clinical trials with CBN.

●	May 12, 2020 – We announced filing of a PCT application entitled “Compositions and Methods for Use of Cannabinoids for Neuroprotection”. This application was initially filed as a provisional patent application pertaining to the potential of cannabinoids in the prevention of neuron damage associated with glaucoma.

●	December 3, 2020 – We announced the selection of the final formulation for INM-088, and we secured an exclusive, worldwide license from EyeCRO LLC for its Microemulsion Drug Ocular Penetration System (“MiDROPS®”) eyedrop delivery technology targeting effective, topical administration of cannabinoids to the eye.

●	December 20, 2021 – We announced that a peer-reviewed scientific article entitled “Cannabinol Modulates Neuroprotection and Intraocular Pressure: A Potential Multi-Target Therapeutic Intervention for Glaucoma”, has been published in Biochimica et Biophysical Acta (BBA - Molecular Basis of Disease), a leading international journal focused on biochemistry and molecular genetics of disease processes and models of human disease in the area of aging, cancer, metabolic-, neurological-, and immunological-based diseases. The peer-reviewed article highlights research evaluating the use of cannabinol, or CBN, as a potential treatment option for glaucoma. Several studies were conducted to evaluate the survival of retinal ganglion cells, modulation of intraocular pressure and its effects on extracellular matrix proteins using in vitro and in vivo glaucoma models.

●	May 13, 2022 – We announced the Company recently completed a pre-Investigational New Drug (“pIND”) application discussion with the U.S. Food and Drug Administration (“FDA”) regarding manufacturing, preclinical studies and early clinical development plans for INM-088, a cannabinol (“CBN”) formulation in development for glaucoma. The Company has gained alignment with FDA on the design of the initial Phase 1-2 clinical trial to gather preliminary data on the safety and efficacy of INM-088 treatment. The FDA has provided guidance for the development program based on a summary of the available preclinical data, clinical safety data for CBN from the INM-755 program, study designs for additional IND-enabling preclinical studies, and Chemistry Manufacturing and Controls (“CMC”) information. Management expects to file regulatory applications in the first half of the calendar year 2023, to initiate a human clinical trial.

Additional indications in ocular disease

Similar to the strategy being pursued with INM-755, we intend to fully investigate the potential for CBN in INM-088 to treat a wide array of ocular diseases, in particular, the potential for CBN to provide neuroprotection across several diseases where blindness is the ultimate outcome. We are currently pursuing preclinical models to more closely study this effect and will leverage the toxicology and Phase I safety studies across these new indications, if deemed applicable. In addition, we are actively working with our collaborators to test selected potential CBN-analogs, produced by BayMedica, to demonstrate neuroprotection in other ocular indications such as Age-Related Macular Degeneration (AMD).

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

Key In Vivo Results for our Pain Program

Important data from our research program for pain medications were published in the European Journal of Pain (2017) and the Archives of Oral Biology (2019). Both publications specifically cited data on the use of THC and certain other cannabinoids, alone and in combination, at varying ratios, in a preclinical pain model. Findings from the published studies include:

●	Expression of cannabinoid receptors on masseter ganglion neurons. Both CB1 and CB2 receptor expression was observed in the trigeminal ganglion neurons that innervate the masseter muscle, as well as in the neuronal fibers in the muscle itself. This confirms that these peripheral nerves may be appropriate targets for a cannabinoid therapy;

●	Effect of intramuscular injections of THC and certain other cannabinoids, alone and in combination, on nerve growth factor, or “NGF”, induced sensitization. NGF, if injected into a target tissue (muscle), makes the tissue more sensitive to pain, as can be measured by a mechanical threshold, or “MT”, scale. On this scale, a lower number represent a lower pain threshold, or a lower ability to tolerate a painful stimulus. NGF injection resulted in a lowering of the MT score. Applications of THC and certain other cannabinoids, either alone or in combination, were associated with an increase of MT, meaning a higher ability to tolerate pain. It should be noted that the NGF-induced reduction in MT model mimics the type of pain reported by sufferers of temporomandibular disorders, or “TMD”. Importantly, these cannabinoids only affected the muscle into which it was injected; there was no effect on surrounding tissue; and

●	In a behavioral analysis in these studies, test subjects treated with peripheral application of THC, the leading intoxicating component in marijuana, and certain other cannabinoids did not exhibit any effect on motor function. This indicates that the dose of THC used did not achieve sufficient circulatory distribution to reach the brain where it may exhibit intoxicating effects. However, repeat applications of THC may still have potential to induce significant undesirable central effect.

Our INM-405 research program is at an early-stage and its continued development is subject to available resources and/or our ability to find funding or strategic partners. Continued investment in our INM-405 research program is under review and we will make a determination as to its future development based on several strategic factors, including other research priorities, in due course.

Other areas of our early research focus have included Chronic Obstructive Pulmonary Disease, or “COPD”, neurodegenerative diseases such as Huntington’s Disease, and breast cancer. Recently, we have conducted a broad range of research and development activities to explore other uses of cannabinoids in treating human diseases with unmet medical needs. Our studies have demonstrated the potential for the use of a rare cannabinoid to improve neuronal function and provide neuroprotection for treating neurodegenerative disorders.

In October 2021, we filed a PCT Application patent application demonstrating neuroprotection and enhanced neuronal function using a rare cannabinoid for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease, Parkinson’s Disease, Huntington’s Disease and others. This PCT patent application advances our strategy directed towards researching and developing rare cannabinoids as potential pharmaceutical therapeutics for diseases with high unmet medical needs. Expanding our patent portfolio to include, in addition to CBN, an incremental rare cannabinoid for the potential treatment of major neurodegeneration indications. To date, screening for this indication has yielded some meaningful analog candidates and we will continue to proceed with our plan to find an appropriate compound for a pre-clinical development program.

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

Acquisition of BayMedica Inc.

On October 13, 2021, we announced the closing of the transaction acquiring BayMedica Inc., renamed as BayMedica LLC, (“BayMedica”) a private company based in the USA specializing in the manufacture and commercialization of rare cannabinoids. We acquired 100% of BayMedica in exchange for 82,000 our common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period, and a cash component of US$1 million. US$0.5 million of this cash consideration is held in escrow, subject to cancellation, to satisfy certain potential post-closing indemnification and other claims that we may have under the definitive agreement in the six- and twelve-month periods following the closing.

With this transaction, we gained significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors, with expertise in three distinct and complementary cannabinoid manufacturing approaches. Our proprietary cannabinoid manufacturing process, IntegraSyn™, combined with BayMedica’s synthetic biology and chemical synthesis capabilities, provides us with complete manufacturing flexibility to select the most appropriate, cost-effective method based on the target cannabinoid and appropriate quality specifications for the desired market segment. In parallel to cannabinoid manufacturing, the combined company will continue to explore the therapeutic potential of cannabinoids and novel cannabinoid analogs for pharmaceutical drug development, a business-to-business (B2B) supplier to wholesalers and end-product manufacturers / marketers in the health and wellness sector.

BayMedica is a revenue-stage biotechnology company leveraging its significant expertise in synthetic biology and pharmaceutical chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant rare cannabinoids for consumer applications. Prior to the acquisition, BayMedica commercialized the rare cannabinoid CBC (cannabichromene) as a B2B supplier to distributors and manufacturers marketing products in the health and wellness sector, and revenues of BayMedica’s initial rare cannabinoid product, Prodiol® CBC (cannabichromene), had grown steadily since sales commenced in December 2019; the predecessor company, BayMedica Inc., had cumulative revenues of $2.4 million for the 21-month period ending September 30, 2021. Since October 13, 2021, the date of acquisition, to June 30, 2022, BayMedica had revenues of approximately $1.1 million.

Following the acquisition of BayMedica, a key priority for the Company in the second half of fiscal 2022 was accelerating commercial activities and building out a robust product portfolio as a supplier of raw ingredients to the health and wellness market. In April 2022, we announced the market introduction of the non-intoxicating rare cannabinoid cannabidivarin (“CBDV”) and in May launched the non-intoxicating cannabinoid delta-9 tetrahydrocannabivarin (“THCV”), bringing the BayMedica portfolio to four cannabinoid products. While consumer companies have begun to investigate the use of rare cannabinoids for new products, this has not translated to immediate, meaningful market demand, resulting in slower than expected revenue growth. Contributing factors include but are not limited to: recent overarching recessionary pressures leading to hesitation within the health and wellness sector to invest in, and launch, new rare cannabinoid products; in this nascent market, BayMedica’s perceived competitive advantages of certified high purity and reliability and consistency of supply not resonating with the industry product manufacturers; and, additional downward pricing pressure for cannabinoids in the health and wellness sector.

Given the above, the timing of revenues for the BayMedica products has become highly uncertain and is causing management to re-evaluate whether, in the long-term, the BayMedica commercial activities will achieve margins sufficient to justify further investment in that business line. As a result, the Company made the decision to refocus on its core business in the pharmaceutical drug development area and reduce our financial exposure in the health and wellness sector. To make that transition, the Company plans to focus sales efforts on reducing inventory and decreasing other commercial manufacturing R&D efforts. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

Manufacturing of Our Active Pharmaceutical Ingredients (API)

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

Adequate protection of intellectual property is a means to ensure that we can commercialize our intellectual property and reduce the likelihood of imitation by competitors. We intend to utilize patents available to protect our IP wherever commercially realizable. In addition, we also rely on trade-secrets and process know-how to protect our intellectual property. While we cannot patent the naturally occurring individual cannabinoids used in our Products and Product Candidates, there are a number of other approaches to protect our inventions. These include:

●	patents on individual or combinations of cannabinoids that provide novel methods for treating diseases;

●	cannabinoid delivery technology, formulations designed specifically to increase the safety and efficacy of drug treatments; and

●	manufacturing processes for cannabinoids.

The patent methodologies listed above will be designed with the intention to maximize the protection of our multi-faceted approach to developing novel cannabinoid medicines. We typically file patent applications in US, Canada, EU and other selected commercially significant foreign jurisdictions.

InMed Patent Portfolio, August 2022

Subject Matter	Scope	Owner-ship/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Metabolic engineering of E. coli for the biosynthesis of cannabinoid products	Manufactur-ing Process	InMed, UBC[1]	PCT Application filed 09/05/2018	WO/2019/046941	2038	AU, CA, CN, EP, IL, IN, JP, KR, SG, US
Compositions and methods for biosynthesis of terpenoids or cannabinoids in a heterologous system	Manufactur-ing Process	InMed, UBC[1]	PCT Application filed 3/6/2020	WO/2020/176998	2040	AU, CA, CN, EP, IL, IN, JP, KR, SG, US
Ocular drug delivery formulation (Hydrogel)	Formulation, Use	InMed	PCT Application filed 05/08/2018	WO/2018/205022	2038	AU, CA, CN, EP, IL, IN, JP, KR, MX, SG, US, ZA
Compositions and methods for use of cannabinoids for neuroprotection	Use	InMed	PCT Application filed 04/24/2020	WO/2020/215164	2040	AU, CA, CN, EP, IL, IN, JP, KR, MX, SG, US, ZA
Topical formulations of cannabinoids and use thereof in the treatment of pain	Formulation, Use	InMed	PCT Application filed 09/21/2018	WO/2019/056123	2038	EP, US
Use of topical formulations of cannabinoids in the treatment of epidermolysis bullosa and related connective tissue disorders	Use	InMed	PCT Application filed 05/04/2017	WO/2017/190249	2037	AU, CA, CN, EP, IL, JP, SG, US
Compositions and methods for treating neuronal disorders with cannabinoids	Use	InMed	PCT Application filed 10/21/2022	PCT/CA2021/051487	2041	Currently pending at international Stage

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

2	Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others.

As of July 1, 2022, we have thirteen patent families covering manufacturing, Product Candidates, novel methods for treating diseases including two for our INM-755 program (WO/2017/190249 and WO/2019/056123), one for our INM-088 program (PCT/CA2020/050547)) and one for treating neurodegenerative diseases (PCT/CA2021/051487). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of July 1, 2022, we have one patent family covering cannabinoid delivery technology for the ocular program (WO/2018/205022). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of July 1, 2022, we have eight patent families covering manufacturing process for cannabinoids of interest (WO/2019/046941, WO/2020/176998, WO/2018/209143, WO/2020/092823, PCT/US2019/061289, PCT/US2020/066965, PCT/US2021/014226 and PCT/US2022/013140). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

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

●	Our IntegraSynTM manufacturing approach may prove unsuccessful in achieving yields and/or cost levels required to be economically competitive with alternative methods of manufacturing.

●	Our prospects depend on the success of our Product Candidates which are at early-stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Recent federal legislation and actions by state and local governments may permit reimportation of drugs from/to foreign countries where the drugs are sold at lower prices than in the country of origination, which could materially adversely affect our business and financial condition.

●	The FDA or particular states may ultimately prohibit the sale of some or all dietary supplements or conventional foods containing cannabinoid ingredients and our downstream B2B customers may be required to submit a New Dietary Ingredient notification to the FDA, which may not be accepted without objection.

●	U.S. Regulatory Framework for (non-THC) Cannabinoid Related products is rapidly evolving and changes could delay or prevent commercialization and result in materially adverse effects on our business.

●	The COVID-19 coronavirus could adversely impact our business, including several key activities that are critical to our success.

●	The market prices for our common shares are volatile and will fluctuate.

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

●	In connection with the audit of our financial statements as of and for the years ended June 30, 2022 and 2021, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

●	We have incurred significant losses since our inception, we anticipate that we will continue to incur losses in the future, we currently have limited commercial revenue and we may never become profitable

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

●	We are dependent upon our key personnel to achieve our business objectives.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

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

In connection with the audit of our financial statements as of and for the years ended June 30, 2022 and 2021, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended June 30, 2022 and 2021, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified material weaknesses arose from a lack of resources in our finance function that resulted in material audit adjustments related to the presentation of pre-funded warrants associated with a financing transaction, and the fair value on the purchase consideration for the acquisition of BayMedica Inc.

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

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of June 30, 2022, there were 18,163 options to purchase common shares available for future grant under our stock option plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2022 of approximately $93.5 million. Our comprehensive losses for the fiscal years ended June 30, 2022 and 2021 were approximately $18.6 million and $9.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As at June 30, 2022, we had approximately $6.2 million in cash, cash equivalents and short-term investments, which, combined with the net proceeds from the September 2022 private placement, we currently estimate funds our operations into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. Our ability to develop our research and development programs is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

The progress of our Product Candidates for both current and prospective target indication(s) is uncertain because it is difficult to predict our spending for our Product Candidates up to the time that we seek FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to state unequivocally the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our Product Candidates;

●	any change in the clinical development plans or target indications for these Product Candidates;

●	the number and characteristics of Product Candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the Drug Enforcement Administration, or “DEA”, the FDA, the European Medicines Agency, or “EMA”, Health Canada, or “HC”, or other comparable foreign regulatory authorities;

●	Th2.0e cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the effect of competing product and market developments;

●	the costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any Product Candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

We currently have limited commercial revenue and may never become profitable.

In addition to the limited revenues from our BayMedica commercial business, our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our Product Candidates that we may develop, in-license or acquire in the future.

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

We are subject to income taxes in the United States and Canada. As our operations expand, we may become subject to income tax in jurisdictions outside of the United States and Canada. Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings (losses) in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of our last fiscal year end, we had non-capital loss, or “NOL”, carry-forwards of approximately $62.9 million available to offset future taxable income in Canada and the United States. These NOL carry-forwards begin to expire in 2026.

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

There were approximately 3,729 holders of record of our common stock as of September 19, 2022. On September 19, 2022, the last reported sales price per share of our common stock was $7.80 per share.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2022, and the related notes thereto, which have been prepared in accordance with U.S. GAAP, included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”). Together with our subsidiary BayMedica, LLC, we also have significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors (“Products”). Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSynTM. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates in important market segments including clinically proven, FDA-approved medicines and Products that are provided to wholesalers and end-product manufacturers. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The active pharmaceutical ingredient (“API”) under development for our initial two drug candidates, INM-755 for Epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of novel cannabinoid analogs to treat diseases including but not limited to neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical drug candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoid Products sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We plan to access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our Company, business planning and capital raising. On October 13, 2021, we acquired BayMedica, Inc., now named BayMedica, LLC (“BayMedica”). Upon closing of the transaction, BayMedica became a wholly-owned subsidiary of InMed. To date, we have funded our operations primarily through the issuance of common shares and limited Product revenues.

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or the success of our manufacturing technologies. Our net loss was $18.6 million and $10.2 million for the year ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $93.5 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $64.6 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the research and development of various manufacturing technologies;

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional uses beyond the initial indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	build internal infrastructure, including personnel, to meet our milestones; and

●	add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

As a result of these activities as well as our working capital requirements, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue, if ever, we expect to finance our operations through product sales, the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Products and Product Candidates or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Products and Product Candidates ourselves.

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

On October 13, 2021, we completed the acquisition of BayMedica Inc. (“BayMedica”), a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. We acquired 100% of BayMedica in exchange for 82,000 common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement in the six- and twelve-month periods following the closing. On April 13, 2022, $300,457 of escrow payments were made to BayMedica’s historical equity and convertible debt holders reflecting $199,543 of post-closing reductions from the escrow. The remaining $500,000 escrow payment, subject to any additional post-closing adjustments, is payable on the twelve-month anniversary following the closing.

We announced the launch of B2B sales of the rare cannabinoid Products cannabicitran (“CBT”), cannabidivarin (“CBDV”), and tetrahydrocannabivarin (“THCV”) on January 19, 2022, on April 21, 2022, and on June 9, 2022, respectively.

On April 7, 2022, we filed a prospectus supplement to our S-3 universal shelf filing to incorporate an At- The-Market-Offering Agreement following which the Company sold 10,759 common shares under the agreement for proceeds of $0.1 million, net of issuance costs.

On June 6, 2022, we closed a $5.5 million registered direct offering and concurrent private placement of our common shares. After deducting the placement agent fees and transaction costs, we received net proceeds of approximately $4.5 million.

On September 13, 2022, we closed a $6.0 million private placement. Under the terms of the private placement, an aggregate of 691,245 common shares, or common share equivalents, and investment options to purchase up to an aggregate of 1,382,490 common shares, at an effective purchase price of $8.68 per common share and associated investment options. The warrants have an exercise price of $8.44 per share, are exercisable immediately and have a term of seven years. After deducting the placement agent fees, we received net proceeds of approximately $5.4 million.

Components of Results of Operations

Revenue

Our revenue consists of manufacturing and distribution sales of bulk rare cannabinoid Products, which are generally recognized at a point in time. The Company recognizes revenue when control over the products have been transferred to the customer and the Company has a present right to payment.

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

The successful development of our Products and Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates or to develop and commercialize additional Products. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with development, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to complete preclinical and clinical development and commercialization of our Product Candidates, to further advance the development of our manufacturing technologies, and to develop and commercialize additional Products, if any;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish sales, licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of materials for use in production of our Products and Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved, and of new Products;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products; and

●	a continued acceptable safety profile of our Product Candidates following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our Products or Product Candidates would significantly change the costs and timing associated with the development of those Products or Product Candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

We expect our general and administrative expenses will increase for the foreseeable future to support our expanded infrastructure, operating as a public company and increased costs of expanding our operations. These increases will likely include increased expenses related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, we then determine the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group as outlined in Note 6 to the consolidated financial statements. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell.

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

Comparison of the year ended June 30, 2022 and 2021 for InMed Segment

	Year Ended June 30,
	2022	2021	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	5,986	5,338	648	12%
General and administrative	5,906	4,479	1,427	32%
Amortization and depreciation	107	121	(14)	-12%
Total operating expenses	11,999	9,938	2,061	21%
Interest and other income	20	16	4	25%
Finance expense	-	(360)	360	-100%
Unrealized gain on derivative warrants liability	-	243	(243)	-100%
Warrant modification expense	(1,314)	-	(1,314)	nm
Foreign exchange loss	(118)	(164)	46	-28%
Net loss	$(13,411)	$(10,203)	$(3,208)	31%

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.6 million in our InMed segment, or 12%, for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase in research and development and patents expenses was primarily due to increased activities related to the INM-755 Phase 2 clinical trials.

General and administrative expenses

General and administrative expenses increased by $1.4 million in our InMed segment, or 32%, for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase results primarily from a combination of changes including investor relation expenses, accounting fees and legal fees, and substantially higher insurance fees resulting from our listing on the Nasdaq Capital Market. In addition, acquisition-related expenses, which were comprised of regulatory, financial advisory and legal fees, totaled $0.2 million for the year ended June 30, 2022 and were included in general and administrative expenses in our InMed segment.

Finance expense

Finance expense is $Nil in our InMed segment for the year ended June 30, 2022, compared to $0.4 million for the year ended June 30, 2021. Finance expense is comprised of financing transaction costs, from the November 2020 public offering, allocated to the derivative warrants liability.

Unrealized gain of derivative warrants liability

Unrealized gain of derivative warrants liability is $Nil in our InMed segment for the year ended June 30, 2022, compared to $0.2 million for the year ended June 30, 2021, which is the change in fair value of derivative warrants liability during the end of the period.

Warrant modification expense

Warrant modification expense was $1.3 million in our InMed segment for the year ended June 30, 2022, compared to $Nil for the year ended June 30, 2021, which is the change in fair value of warrants that were re-priced during the year.

Foreign exchange loss

Foreign exchange loss decreased by less than $0.1 million in our InMed segment, or 28%, for the year ended June 30, 2022, compared to the year ended June 30, 2021, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the year ended June 30, 2022 and 2021 for BayMedica Segment

	Year Ended June 30,
	2022	2021	Change	% Change
	(in thousands)
Sales	$1,089	$-	$1,089	nm
Cost of sales	546	-	546	nm
Gross profit	544	-	544	nm

Operating expenses:
Research and development and patents	1,296	-	1,296	nm
General and administrative	961	-	961	nm
Amortization and depreciation	79	-	79	nm
Impairment of intangible assets and goodwill	3,473	-	3,473	nm
Total operating expenses	5,809	-	5,809	nm
Interest and other income	76	-	76	nm
Net loss	$(5,189)	$-	$(5,189)	nm

Sales, Cost of Sales and Gross Profit

We realized sales of $1.1 million in our BayMedica segment for the year ended June 30, 2022, the result of manufacturing and distribution sales of bulk rare cannabinoid Products following the acquisition of BayMedica in October 2021. As the year ended June 30, 2021 pre-dated the acquisition of BayMedica, there are no comparable revenues for InMed in the 2021 period. Accordingly, we realized cost of goods sold of $0.5 million in our BayMedica segment for the year ended June 30, 2022, with no comparable expenses in 2021, resulting in a gross profit of $0.5 million for the period. As management has made the decision to refocus on our core business in the pharmaceutical drug development area and reduce our efforts in BayMedica’s commercial business, we do not expect sales to continue at the same rate. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

Research and Development and Patents Expenses

Research and development and patents expenses were $1.3 million in our BayMedica segment for the year ended June 30, 2022. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

General and administrative expenses

General and administrative expenses were $1.0 million in our BayMedica segment for the year ended June 30, 2022. The increase is due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

Impairment of intangible assets and goodwill

Impairment of intangible assets and goodwill was $3.5 million in our BayMedica segment for the year ended June 30, 2022. For variety of reasons as outlined in Note 6 to the consolidated financial statements, performance of the BayMedica segment has not materialized as expected. As of June 30, 2022, we determined that the respective fair value of the Company’s BayMedica reporting unit is less than its carrying amount, including goodwill. As a result, we recorded a goodwill and intangible impairment loss. There were no comparable expenses in 2021.

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

As of June 30, 2022, we had cash and cash equivalents of $6.2 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended June 30, 2022	Year Ended June 30, 2021
Net cash used in operating activities	$(15,584)	$(9,791)
Net cash used in investing activities	(673)	(2)
Net cash provided by financing activities	15,071	10,855
Effects of foreign exchange on cash and cash equivalents	-	495
Net increase (decrease) in cash and cash equivalents	$(1,186)	$1,557

Operating Activities

During the year ended June 30, 2022, we used cash in operating activities of $15.6 million, primarily resulting from our net loss of $18.6 million combined with $2.7 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses, impairment of intangible assets and goodwill and warrant modification expense related to the change in fair value of warrants that were re-priced during the year.

During the year ended June 30, 2021, we used cash in operating activities of $9.8 million, primarily resulting from our net loss of $10.2 million combined with $0.5 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses, financing expenses allocated to warrants and changes in the valuation of the derivative warrants liability.

Investing Activities

During the year ended June 30, 2022, cash used in investing activities of $0.7 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders, settlement of loan receivable from BayMedica and purchases of property and equipment, partially offset by cash acquired from the acquisition of BayMedica.

During the year ended June 30, 2021, we used cash in investing activities of less than $0.1 million, resulting from the purchase of property and equipment.

Financing Activities

During the year ended June 30, 2022, cash provided by financing activities of $15.1 million consisted of $12.0 million of gross proceeds from a private placement of our common shares and $5.0 million of gross proceeds from a registered direct offering and concurrent private placement of our common shares, offset by total transaction costs of $1.8 million and $0.3 million for the repayment of debt assumed in the BayMedica acquisition.

During the year ended June 30, 2021, cash provided by financing activities of $10.9 million consisted of $8.0 million of gross proceeds from our initial public offering and $4.5 million of gross proceeds from a private placement of our common shares, offset by total transaction costs of $1.6 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into BayMedica’s R&D efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through June 30, 2022, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $18.6 million and $10.2 million for the year ended June 30, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $93.5 million as of June 30, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $64.6 million and we expect to continue to generate operating losses for the foreseeable future.

On July 2, 2021, we closed a $12 million private placement. After deducting the placement agent fees and estimated offering expenses, we received net proceeds of approximately $11 million.

In April 2022, we filed a prospectus supplement to our S-3 universal shelf filing to incorporate an At The Market Offering Agreement following which the Company sold 10,759 common shares under the agreement for net proceeds of approximately $0.1 million.

On June 6, 2022, we closed a $5.5 million registered direct offering and concurrent private placement of our common shares. After deducting the placement agent fees and transaction costs, we received net proceeds of approximately $4.5 million.

On September 13, 2022, we closed a $6.0 million private placement. After deducting the placement agent fees, we received net proceeds of approximately $5.4 million.

As of the issuance date of the consolidated financial statements, we expect our cash and cash equivalents of $6.2 million as of June 30, 2022, combined with the approximate $5.4 million of net proceeds from a private placement which closed on September 13, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2022. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Impairment of Intangible Assets:

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, we then determine the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

Due to the sector-wide underperformance of the current market and the uncertainty around the revenues in the health and wellness market, the Company made the decision to focus on the core business in the pharmaceutical drug development and reduce our financial exposure to the health and wellness sector. To make the transition we plan to focus sales efforts on reducing inventory and decreasing other commercial manufacturing R&D efforts in BayMedica. As a result, as of June 30, 2022, the Company determined that intangibles assets of BayMedica that were associated with manufacturing and commercialization of our health and wellness products were impaired. Refer to Note 6 of our consolidated financial statements.

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

As part of our acquisition of BayMedica Inc, on October 13, 2021, goodwill, trade secrets, product formulation knowledge, patents, trademarks, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. The fair value of the aggregate intangible assets was determined to be $2.7 million and goodwill was $2.0 million at the acquisition date. IPR&D was classified as indefinite-lived and was not amortized. The multi-period excess earnings method was used to determine the fair value of these assets as at the date of acquisition. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Patents are expected to have a finite life and are being amortized on a straight-line basis over their estimated useful lives. Amortization begins when intangible assets with finite lives are put into use.

Going Concern

Through June 30, 2022, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $18.6 million and $10.2 million for the year ended June 30, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $93.5 million as of June 30, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $64.6 million and we expect to continue to generate operating losses for the foreseeable future.

In April 2022, we filed a prospectus supplement to our S-3 universal shelf filing to incorporate an At The Market Offering Agreement following which the Company sold 10,759 common shares under the agreement for net proceeds of approximately $0.1 million.

On June 6, 2022, we closed a $5.5 million registered direct offering and concurrent private placement and received net proceeds of approximately $4.5 million.

On September 13, 2022, we closed a $6.0 million private placement. After deducting the placement agent fees, we received net proceeds of approximately $5.4 million.

As of the issuance date of the consolidated financial statements, we expect our cash and cash equivalents of $6.2 million as of June 30, 2022, combined with the approximate $5.4 million of net proceeds from a private placement which closed on September 13, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Year Ended June 30, 2022 and 2021

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

InMed Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InMed Pharmaceuticals Inc. (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Vancouver, Canada

September 23, 2022

InMed Pharmaceuticals Inc.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2022 and 2021
Expressed in U.S. Dollars

		June 30,	June 30,
	Note	2022	2021
ASSETS		$	$
Current
Cash and cash equivalents		6,176,866	7,363,126
Short-term investments		44,804	46,462
Accounts receivable		88,027	11,919
Inventories	4	2,490,854	-
Prepaids and other assets		797,225	956,762
Total current assets		9,597,776	8,378,269

Non-Current
Property, equipment and ROU assets, net	5	904,252	326,595
Intangible assets, net	7	2,108,915	1,061,697
Other assets		176,637	14,655
Total Assets		12,787,580	9,781,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	9	2,415,265	2,134,878
Current portion of lease obligations	12	404,276	80,483
Acquisition consideration payable	8	500,000	-
Total current liabilities		3,319,541	2,215,361

Non-current
Lease obligations	12	389,498	189,288
Total Liabilities		3,709,039	2,404,649

Shareholders' Equity
Common shares, no par value, unlimited authorized shares:
650,667 (June 30, 2021 - 322,028) issued and outstanding	10	70,718,461	60,587,417
Additional paid-in capital	10, 11	31,684,098	21,513,051
Accumulated deficit		(93,452,587)	(74,852,470)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders' Equity		9,078,541	7,376,567
Total Liabilities and Shareholders' Equity		12,787,580	9,781,216

Going Concern (Note 1)

Commitments and Contingencies (Note 17)

Related Party Transactions (Note 19)

Subsequent Events (Notes 10 and 20)

The accompanying notes form an integral part of these consolidated financials statements.

InMed Pharmaceuticals Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the year ended June 30, 2022 and 2021
Expressed in U.S. Dollars

		Year Ended June 30,
	Note	2022	2021
		$	$

Sales		1,089,435	-
Cost of sales		545,889	-
Gross profit		543,546	-

Operating Expenses
Research and development and patents		7,282,615	5,338,084
General and administrative		6,867,030	4,479,333
Amortization and depreciation	5, 7	185,657	120,866
Impairment of intangible assets and goodwill	6	3,472,593	-
Total operating expenses		17,807,895	9,938,283

Other Income (Expense)
Interest and other income		96,090	16,017
Finance expense		-	(360,350)
Unrealized gain on derivative warrants liability		-	242,628
Warrant modification expense	10	(1,314,307)	-
Foreign exchange loss		(117,551)	(163,101)
Net loss for the year		(18,600,117)	(10,203,089)

Other Comprehensive Gain
Foreign currency translation gain		-	430,443
Total comprehensive loss for the year		(18,600,117)	(9,772,646)

Net loss per share for the year
Basic and diluted	13	(33.17)	(37.96)
Weighted average outstanding common shares
Basic and diluted	13	560,829	268,793

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended June 30, 2022 and 2021
Expressed in U.S. Dollars

						Accumulated Other
						Comprehensive
				Additional		(Loss) Income -
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2020		208,828	53,065,240	17,764,333	(64,649,381)	(301,874)	5,878,318
Public offering	10	71,200	6,052,000	-	-	-	6,052,000
Private placement	10	42,000	2,917,157	1,545,343	-	-	4,462,500
Reclassification of warrants	10	-	-	1,763,980	-	-	1,763,980
Share issuance costs		-	(1,446,980)	(170,798)	-	-	(1,617,778)
Loss and comprehensive income for the period		-	-	-	(10,203,089)	430,443	(9,772,646)
Share-based compensation	11	-	-	610,193	-	-	610,193
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567

						Accumulated Other
						Comprehensive
				Additional		Income -
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Foreign Exchange	Total
		#	$	$	$	$	$
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Private placement	10	35,600	1,459,051	10,540,635	-	-	11,999,686
ATM offering, net of issuance costs	10	10,759	146,533	-	-	-	146,533
Registered direct and private placement		65,002	754,072	4,245,508	-	-	4,999,580
Share issuance costs	10	-	(375,220)	(2,506,795)	-	-	(2,882,015)
Agents' warrants		-	-	739,920	-	-	739,920
Agents' investment options		-	-	192,492	-	-	192,492
Exercise of pre-funded warrants	10	125,853	4,283,969	(4,283,654)	-	-	315
Exercise of warrants	10	6,293	769,260	(769,260)	-	-	-
Acquisition of BayMedica	8	82,000	3,013,500	-	-	-	3,013,500
Shares issued for consulting services		3,132	79,879	-	-	-	79,879
Warrant modification expense	10	-	-	1,314,307	-	-	1,314,307
Loss for the period		-	-	-	(18,600,117)	-	(18,600,117)
Share-based compensation	11	-	-	697,894	-	-	697,894
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2022 and 2021
Expressed in U.S. Dollars

	Note	2022	2021
Cash provided by (used in):		$	$

Operating Activities
Net loss for the period		(18,600,117)	(10,203,089)
Items not requiring cash:
Amortization and depreciation	5, 7	185,657	120,866
Share-based compensation	11	697,894	610,193
Shares issued for services	12	79,879	-
Amortization of right-of-use assets		326,133	107,828
Loss on disposal of assets		11,355	555
Interest income received on short-term investments		(115)	131
Unrealized gain on derivative warrants liability		-	(242,628)
Unrealized foreign exchange loss		1,770	(445)
Impairment of intangible assets and goodwill	6	3,472,593	-
Payments on lease obligations		(341,862)	(93,951)
Finance expense		-	360,350
Warrant modification expense	10	1,314,307	-
Changes in non-cash working capital:
Inventories		(2,003,732)	-
Prepaids and other assets		190,661	(823,172)
Other non-current assets		(61,432)	(14,161)
Accounts receivable		(40,008)	40,198
Accounts payable and accrued liabilities		(811,599)	346,685
Deferred revenue		(5,142)	-
Total cash used in operating activities		(15,583,758)	(9,790,640)

Investing Activities
Cash acquired from acquisition of BayMedica	8	91,566	-
Acquisition consideration payable	8	(300,457)	-
Purchase of property and equipment		(39,108)	(1,725)
Loan receivable	8	(425,000)	-
Total cash used in investing activities		(672,999)	(1,725)

Financing Activities
Shares issued for cash	10	17,146,114	12,472,500
Share issuance costs	10	(1,784,791)	(1,617,778)
Repayment of debt		(290,826)	-
Total cash provided by financing activities		15,070,497	10,854,722
Effects of foreign exchange on cash and cash equivalents		-	494,960
Increase (decrease) in cash during the period		(1,186,260)	1,557,317
Cash and cash equivalents beginning of the period		7,363,126	5,805,809
Cash and cash equivalents end of the period		6,176,866	7,363,126

See Note 16 for Non-Cash Transactions

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

1. NATURE OF BUSINESS AND GOING CONCERN

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs. The Company also has significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors.

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

Through June 30, 2022, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $18.6 million and $10.2 million for the years ended June 30, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $93.5 million as of June 30, 2022 (June 30, 2021 - $74.9 million). The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated financial statements, the Company expects its cash and cash equivalents of $6.2 million as of June 30, 2022, combined with the approximate $5.4 million of net proceeds from a private placement which closed on September 13, 2022 (see Note 20), will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. As a result of the recurring losses and requirement for cash in fiscal 2023 or the beginning of fiscal 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the estimated fair values of the assets acquired and liabilities assumed in acquisitions, the estimate of useful life of intangible assets, the application of the going concern assumption, the impairment assessment for long-lived assets, and determining the fair value of share-based payments and warrants.

COVID-19 Impacts

On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the year ended June 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries, including subsidiaries: InMed Pharmaceutical Ltd., BayMedica, LLC, Biogen Sciences Inc., and Sweetnam Consulting Inc. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these consolidated financial statements.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at June 30, 2022 and 2021.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. At June 30, 2022, no amounts had been charged to the valuation allowance.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to shareholders’ equity generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred financing costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2022, $Nil (2021 - $112,074) of deferred financing costs were capitalized and recorded as prepaids and other assets on the consolidated balance sheet.

Property, Equipment and ROU Assets, Net

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

The right-of-use assets are initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The assets are amortized to the earlier of the end of the useful life of the right-of-use asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the right-of-use assets are periodically reduced by impairment losses, if any, and adjusted for certain re-measurements of the lease liability (see Note 2 Lease (i)).

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses.

In-Process R&D

In-process R&D (“IPR&D”) is classified as an indefinite-lived intangible asset and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of June 30, 2022, the Company determined that the long-lived assets of BayMedica were impaired (see Note 6) and no assets were held-for-sale.

Goodwill

The Company tests goodwill for potential impairment annually on June 30, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company’s operations consist of two operating and reportable segments, InMed Pharmaceuticals (the “InMed” segment) and BayMedica (the “BayMedica” segment). In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount (See Note 6) and records an impairment charge if the carrying value exceeds the fair value.

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Assets and Liabilities (cont’d)

To determine the fair value of financial instruments, the Company uses the fair value hierarchy for inputs used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

Level 1 –	Unadjusted quoted prices in active markets for identical instruments.

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 –	Inputs are unobservable and reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2022 and 2021 due to their immediate or short-term maturities.

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition (cont’d)

Revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are generally recognized at a point in time. The Company recognizes revenue when control over the products have been transferred to the customer and the Company has a present right to payment. Sales and other taxes that are required to be remitted to regulatory authorities are recorded as liabilities and excluded from sales. Limited rights of return, for claims of damaged or non-compliant products, exist with the Company’s customers.

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Share-based Payments (cont’d)

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

Research and Development Costs

The Company conducts research and development programs and incurs costs related to these activities, including research and development personnel compensation, services provided by contract research organizations and lab supplies. Research and development costs are expensed in the periods in which they are incurred.

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

Segment reporting

The Company’s operations consist of two operating and reportable segments, the InMed segment and the BayMedica segment.

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry (See Note 15).

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The lease liability is initially measured as the present value of future lease payments excluding payments made at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The lease liability is measured at amortized cost using the effective interest method. It is re-measured when there is a change in future lease payments arising from a change in an index or rate, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension, or termination option. When the lease liability is re-measured in this way, a corresponding adjustment is made to the carrying amount of the right-of-use asset or is recorded in profit or loss if the carrying amount of the right-of-use asset has been reduced to zero.

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

Recent Accounting Pronouncements Not Yet Adopted

i)	Fair Value Measurement

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 82): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and require specific disclosures related to such an equity security. This standard is effective for fiscal years beginning after December 15, 2023. The Company does not expect the standard to have a significant impact on the consolidated financial statements.

3. CUSTOMER CONCENTRATION

The Company had three customers during the year ended June 30, 2022, which individually generated 10% or more of the Company’s net sales. These customers accounted for 48% of the Company’s sales for the year ended June 30, 2022. As of June 30, 2022, these customers represented 0% of the Company’s outstanding accounts receivable.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2022	June 30, 2021
	$	$

Raw materials	292,577
Work in process	1,724,851	-
Finished goods	473,426	-
Inventories	2,490,854	-

During the year ended June 30, 2022, inventory expensed to cost of goods sold was $545,889 (2021 - $Nil).

5. PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	June 30, 2022	June 30, 2021
	$	$

Right of Use Assets (leases)	1,167,436	439,321
Equipment	212,877	66,888
Leasehold Improvements	40,409	42,986
Property and equipment	1,420,722	549,195
Less: accumulated depreciation and amortization	(516,470)	(222,600)
Property, equipment and ROU assets, net	904,252	326,595

Depreciation expense on property, equipment and leasehold improvements for the year ended June 30, 2022, was $26,426 (2021 - $21,143). Amortization expense related to the right-of-use assets for the year ended June 30, 2022, was $289,594 (2021 - $76,165) and was recorded in general and administrative expenses.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

6. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL

During the year ended June 30, 2022, the Company recorded goodwill of $2,023,039, definite lived intangible assets of $216,000, IPR&D of $1,249,000 and patents of $1,191,000 in connection with the acquisition of BayMedica, as described in Note 8.

The Company performs an annual impairment test at the reporting unit level as of June 30 of each fiscal year. As of June 30, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s BayMedica reporting unit was less than its carrying amount, including goodwill. For a variety of reasons, performance of the BayMedica segment has not materialized as expected. Contributing factors include but are not limited to:

-	market demand for launched compounds has not materialized as quickly as the Company anticipated;

-	recent overarching recessionary pressures have contributed to hesitation within the health and wellness (H&W) sector to invest in, and launch, new rare cannabinoid products;

-	in this nascent market, BayMedica’s perceived competitive advantages of certified, high purity and reliability and consistency of supply have not resonated with the industry’s current product manufacturers; and

-	additional downward pricing pressure for cannabinoids in the H&W sector.

As a result of this sustained decline in performance compared to expectations and continuing market uncertainties, the Company determined that as of June 30, 2022, it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of that date using the income method, the relieve from royalty method and the multi-period excess earnings method. This analysis required significant judgments, including the estimation of future revenues, royalties, licensing fees, costs, the probability of success in various phases of its development programs, potential post launch cash flows and discount rates. The Company recorded a goodwill and intangible asset impairment charge for the excess of the reporting unit’s carrying value over its fair value.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

6. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL (cont’d)

The following table provides the Company’s goodwill, indefinite and definite lived intangible assets as of June 30, 2022 and 2021. There was no impairment of InMed long lived intangible assets as of June 30, 2022 and 2021.

$

Goodwill
Balance at July 1, 2021	-
Acquired at October 13, 2021	2,023,039
Impairment losses	(2,023,039)
Balance at June 30, 2022	-

Indefinite lived intangible assets
IPR&D
Balance at July 1, 2021	-
Acquired at October 13, 2021	1,249,000
Impairment losses	(1,249,000)
Balance at June 30, 2022	-

Definite lived intangible assets
Trademark and Intellectual Property
Balance at July 1, 2021	1,736,420
Acquired at October 13, 2021	216,000
Amortization	(786,637)
Impairment losses	(200,554)
Balance at June 30, 2022	965,229

Definite lived intangible assets
Patents
Balance at July 1, 2021	-
Acquired at October 13, 2021	1,191,000
Amortization	(47,314)
Impairment losses	-
Balance at June 30, 2022	1,143,686

Intangible assets, net	2,108,915

For goodwill, the Company recognized an impairment charge of $2 million and $Nil during the years ended June 30, 2022 and 2021, respectively. For the identified indefinite lived assets, the Company recognized an impairment charge of $1.2 million and $Nil during the years ended June 30, 2022 and 2021, respectively. For identified definite lived intangible assets, the Company recognized an impairment charge of $0.2 million and $Nil during the years ended June 30, 2022 and 2021, respectively.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

7. INTANGIBLE ASSETS

	June 30, 2022	June 30, 2021
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	-
Intangible assets	2,927,420	1,736,420
Less: accumulated depreciation	(818,505)	(674,723)
Intangible assets, net	2,108,915	1,061,697

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

As at June 30, 2022, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 13 years.

Amortization expense on intangible assets for the year ended June 30, 2022 was $159,228 (2021 - $99,723). The Company expects amortization expense to be incurred over the next five years as follows:

$

2022	161,477
2023	161,477
2024	161,477
2025	161,477
2026	161,477
807,385

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

8. ACQUISITION

On October 13, 2021, the Company completed the acquisition of BayMedica, a private company based in the U.S. that specializes in the manufacturing and commercialization of rare cannabinoids. The Company acquired 100% of BayMedica in exchange for i) 82,000 common shares issued to BayMedica’s equity and convertible debt holders, subject to a six-month contractual hold period and ii) $1 million to be held in escrow, subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims under the definitive agreement (the “BayMedica Agreement”) in the six- and twelve-month periods following the closing.

Total consideration for the acquisition of BayMedica is summarized as follows:

Purchase Price Consideration ($)
Estimated fair value of common shares issued	3,013,500
Cash	1,000,000
Less:Post-closing adjustments	(199,543)
Estimated fair value of consideration transferred	3,813,957

The 82,000 common shares were valued at $36.75, being the closing price of the Company’s common shares on Nasdaq on October 13, 2021. The cash component is subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims and therefore is subject to further changes.

Prior to the acquisition, the Company has a $425,000 loan receivable from BayMedica and BayMedica has an equal loan payable to the Company. As a result of the acquisition of BayMedica, the loan receivable and payable is effectively settled between the parties.

In accordance with the acquisition method of accounting, the purchase price of BayMedica has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, estimates and other analyses. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income taxes purposes. The goodwill balance represents the assembled workforce acquired, the combined company’s expectations of the strategic opportunities available as a result of the acquisition, and other synergies that will be derived from the acquisition.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

8. ACQUISITION (cont’d)

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Price
Allocation
($)
Assets acquired:
Cash and cash equivalents	91,566
Accounts receivable	36,100
Inventories	487,122
Prepaid expenses and deposits	131,674
Property and equipment	133,911
IPR&D	1,249,000
Patents	1,191,000
Trademark	216,000
Goodwill	2,023,039
Total assets acquired	5,559,412

Liabilities assumed:
Accounts payable and accrued liabilities	1,024,487
Other short-term liabilities	598,245
Long-term debt	122,723
Total liabilities acquired	1,745,455
Estimated fair value of net assets acquired	3,813,957

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

The acquired trademark represents the trade name ProDiol®. The fair value of the trademark was determined using the relief from royalty method.

Acquired patents consist of patents related to the development of cannabinoid analogs, the fair value of which was determined using the income approach. This intangible asset is being amortized over an estimated useful life of 18 years.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

8. ACQUISITION (cont’d)

Following the acquisition date, the operating results of BayMedica have been included in the consolidated financial statements. For the period from the October 13, 2021 acquisition date through June 30, 2022, sales attributable to BayMedica were $1.1 million and operating losses attributable to BayMedica were $5.2 million. Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $0.2 million for the year ended June 30, 2022 and were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The following table presents the pro forma consolidated results of the Company assuming the BayMedica acquisition had been completed on July 1, 2020:

	Year Ended June 30
	2022	2021
	$	$

Sales	1,365,755	1,904,013
Net loss	(19,260,014)	(10,705,494)

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2022	June 30, 2021
	$	$

Trade payables	1,166,068	775,129
Accrued research and development expenses	839,638	309,901
Employee compensation, benefits and related accruals	139,120	880,207
Accrued general and administrative expenses	270,439	169,641
Accounts payable and accrued liabilities	2,415,265	2,134,878

10. SHARE CAPITAL AND RESERVES

On September 7, 2022, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

10. SHARE CAPITAL AND RESERVES (cont’d)

a)	Authorized

As at June 30, 2022, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at June 30, 2022 and 2021.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the year ended June 30, 2022, the Company completed the following:

July 2021 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	35,600	$74.325	$2,645,970
Pre-funded Warrants Issued	125,853	$74.3226	9,353,716
Gross Proceeds			$11,999,686
Allocated to Additional Paid-in Capital			(10,540,635)
			$1,459,051
Share Issuance Costs			$(247,336)

On July 2, 2021, the Company closed a private placement of its common shares and issued an aggregate of 35,600 common shares and 125,853 pre-funded warrants, for gross proceeds of $11,999,686. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with a warrant to purchase a common share. Transaction costs were allocated proportionally between common shares and warrants with $247,336 allocated to common shares and the balance of $1,786,831 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. The 125,853 pre-funded warrants were fully exercised for 125,853 common shares during the year ended June 30, 2022, resulting in a $4,283,654 reclassification from additional paid-in capital to common shares.

June 2022 Registered Direct and Private Placement Offerings:

Transaction Description	Number	Issue Price		Total
Shares Issued	65,002		$21.450	$1,394,286
Pre-funded Warrants Issued	168,099	$'	21.4474	3,605,294
Gross Proceeds				$4,999,580
Allocated to Additional Paid-in Capital				(4,245,508)
				$754,072
Share Issuance Costs				$(127,884)

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

10. SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares (cont’d)

On April 22, 2022, the Company issued 10,759 common shares under an at-the-market offering (“ATM”) for proceeds of $146,533, net of issuance costs.

On June 6, 2022, the Company closed a registered direct offering and concurrent private placement of its common shares. In the registered direct offering, the Company issued an aggregate of 65,002 common shares and 98,169 pre-funded warrants, for gross proceeds of $3,500,002. In the concurrent private placement, the Company issued an aggregate of 69,930 pre-funded warrants for gross proceeds of $1,499,999. The pre-funded warrants were determined to be common stock equivalents. Each common stock and each pre-funded warrant were sold in the offerings with a preferred investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and warrants with $127,884 allocated to common shares and the balance of $719,964 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet.

During the year ended June 30, 2022, in accordance with the BayMedica Agreement, the Company issued 82,000 common shares to BayMedica’s historical equity and convertible debt holders (See Note 8). In addition, the Company issued 78,312 common shares for consulting services.

c)	Share Purchase Warrants

On November 16, 2020, 71,200 warrants were issued with an exercise price of $127.75 per share, were immediately exercisable upon issuance, and expire 6 years following the date of issuance. On June 6, 2022, the Company amended the warrants to re-price them to $18.50 per share with an expiry date of June 6, 2029. Accordingly, the Company has calculated the incremental fair value from the modification to be $119,555 and is recognized as a warrant modification expense in the statement of operations.

On February 12, 2021, 27,720 warrants were issued with an exercise price of $121.25 per share, were exercisable 6 months following issuance, and expire 5.5 years following the date of issuance. On March 21, 2022, the Company amended the warrants to re-price them to $11.25 per share with an expiry date of March 31, 2023. Between March 21, 2022 and June 30, 2022, 15,606 of the warrants were exercised on a cashless basis resulting in the issuance of 6,293 common shares.

On July 2, 2021, 161,453 warrants were issued with an exercise price of $71.20 per share, were immediately exercisable upon issuance, and expire 5 years following the date of issuance. The pre-funded and common warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the consolidated balance sheet. On June 6, 2022, the Company amended the warrants to re-price them to $18.50 per share with an expiry date of June 6, 2029. Accordingly, the Company has calculated the incremental fair value from the modification to be $1,194,752 and is recognized as a warrant modification expense in the statement of operations.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

10. SHARE CAPITAL AND RESERVES (cont’d)

c)	Share Purchase Warrants (cont’d)

The following is a summary of changes in share purchase warrants from July 1, 2021 to June 30, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	98,920	$75,47	-
Granted	161,453	$18.50	-
Exercised	(15,606)	$11.25	125,611
Balance as at June 30, 2022	244,767	$41.99	-

The total intrinsic value of warrants exercised during the year ended June 30, 2022 was $125,611 (2021 - $Nil).

d)	Agents’ Warrants

On July 2, 2021, 12,109 warrants were issued for services with an exercise price of $92.9075 per share, were immediately exercisable upon issuance, and expire 5 years following the date of issuance. The agents’ warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the consolidated balance sheet.

The following is a summary of changes in agents’ warrants from July 1, 2021 to June 30, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2021	-	-	-
Granted	12,109	$92.9075	-
Balance as at June 30, 2022	12,109	$92.9075	-

e)	Preferred Investment Options

On June 6, 2022, 233,100 preferred investment options were issued with an exercise price of $19.75 per share, were immediately exercisable upon issuance, and expire 6.5 years following the date of issuance.

f)	Agents’ Investment Options

On June 6, 2022, 15,152 preferred investment options were issued for services with an exercise price of $26.8125 per share, were exercisable 4 months upon issuance, and expire 5 years following the date of issuance.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
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

As at June 30, 2022, there were 18,163 (June 30, 2021 – 19,735) options available for future allocation pursuant to the terms of the Plan. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2021 to June 30, 2022:

	Number	Weighted Average Exercise Price $

Balance as at June 30, 2021	36,472	215.35
Granted	31,160	34.20
Expired/Forfeited	(12,029)	122.38
Balance as at June 30, 2022	55,603	128.59

June 30, 2022:
Vested and exercisable	26,182	228.87
Unvested	29,421	39.35

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

11. SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the year ended June 30, 2022, was $21.04 per option (year ended June 30, 2021 - $49.03). Assumptions used for options granted during the year ended June 30, 2022 included a weighted average risk-free interest rate of 1.17% (year ended June 30, 2021 – 0.27%), weighted average expected life of 3.1 years calculated using the Simplified Method for directors, officers and employees and the contractual life for consultants, weighted average volatility factor of 97.15% (year ended June 30, 2021 – 105.88%), weighted average dividend yield of 0% (year ended June 30, 2021 – 0%) and a 5% forfeiture rate (year ended June 30, 2021 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the year ended June 30, 2022, were $697,894 (2021 - $610,193). $419,075 was allocated to general and administrative expenses (2021 - $405,801) and the remaining $278,819 was allocated to research and development expenses (2021 - $204,392). Unrecognized compensation cost at June 30, 2022 related to unvested options was $292,959 which will be recognized over a weighted-average vesting period of 1.0 years.

12. LEASE OBLIGATIONS

In conjunction with the acquisition of BayMedica (Note 8), the Company acquired an operating lease for a corporate office with a remaining term of 1.8 years as at June 30, 2022. On the date of acquisition of BayMedica, the Company recognized right-of-use assets of $728,115 and a lease liability of $825,427, utilizing the remaining term on acquisition and a 4.0% discount rate.

The Company is committed to minimum lease payments as follows:

Maturity Analysis	June 30, 2022
Less than one year	$431,169
One to five years	396,665
More than five years	-
Total undiscounted lease liabilities	$827,834	(1)

(1)	Excludes estimated variable operating costs of $92,964 and $60,916 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

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

	Year Ended
	June 30,
	2022	2021
	$	$

Net loss for the period	(18,600,117)	(10,203,089)
Basic and diluted loss per share	(33.17)	(37.96)
Weighted average number of common shares - basic and diluted	560,829	268,793

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

14. INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (June 30, 2021 – 27.0%) to the tax expense:

	2022	2021
	$	$
Net loss before taxes	(18,600,117)	(10,203,089)
Income tax expense (recovery) at the statutory rate	(4,710,669)	(2,754,834)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,112,045	4,109,545
State taxes	(220,491)	-
Permanent differences	613,269	99,490
Foreign exchange differences	591,263	(1,074,000)
Share issuance cost capitalized in equity	(582,548)	(390,685)
Other	197,131	10,484
Income tax expense (recovery)	-	-

Deferred tax assets and liabilities are as follows:

	2022	2021
	$	$
Non-capital losses	17,003,766	13,742,381
Property and equipment, net	-	1,004
Financing costs	702,479	434,399
Accrued expenses	193,549	-
Intangible assets, net	553,392	-
Tax credits	248,254	-
Lease liability	51,994	51,108
	18,753,434	14,228,892
Intangible assets, net	-	(181,845)
Property and equipment, net	(16,546)	-
Lease obligations	(55,260)	(77,612)
	(71,806)	(259,457)
Net deferred tax asset	18,681,628	13,969,435
Valuation allowance	(18,681,628)	(13,969,435)
	-	-

A full valuation allowance has been applied against the net deferred tax assets because it is not more likely than not that future taxable income will be available against which the Company can utilize the benefits therefrom.

As at June 30, 2022, the Company has non-capital loss carry-forwards of approximately $62,921,785 (June 30, 2021 - $50,897,706) available to offset future taxable income in Canada and the United States. These non-capital loss carryforwards begin to expire in 2026.

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

14. INCOME TAXES (cont’d)

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of June 30, 2022 or 2021.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2019.

The Company is subject to taxation at the federal, state, and local levels in the United States and Canada.

15. SEGMENT INFORMATION

As of the closing of the BayMedica acquisition, the Company aligned into two operating and reportable segments, the InMed segment and the BayMedica segment. The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed and BayMedica based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and therefore, the Company does not report asset information by reportable segment.

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry.

The following table presents information about the Company’s reportable segments for the year ended June 30, 2022 and 2021:

	Year Ended June 30,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
		$	$	$	$	$

Sales	-	1,089,435	1,089,435	-	-	-
Operating expenses	13,410,753	6,278,799	19,689,552	10,203,089	-	10,203,089
Net loss	(13,410,753)	(5,189,364)	(18,600,117)	(10,203,089)	-	(10,203,089)
Unrestricted cash	5,984,622	192,244	6,176,866	7,363,126	-	7,363,126

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

16. NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the year ended June 30, 2022, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	On October 13, 2021, the Company issued 82,000 common shares to BayMedica’s equity and convertible debt holders, pursuant to the BayMedica Agreement. The estimated fair value of these common shares was $3,013,500 and was included in the total consideration for the acquisition of BayMedica (see Note 8). On acquisition of BayMedica, the loan receivable from BayMedica of $425,000 was settled (see Note 8).

iii)	On April 1, 2022, the Company issued 3,132 common shares for consulting services.

iv)	On June 6, 2022, the Company issued 15,152 preferred investment options to its placement agent. The fair value of these investment options was $192,491 and was included in share issuance costs related to the June 2022 registered direct and private placement offerings.

v)	15,606 warrants were exercised on a cashless basis resulting in the issuance of 6,293 common shares.

vi)	As at June 30, 2022, the Company has unpaid financing costs of $26,587.

During the year ended June 30, 2021, the following transaction was excluded from the statement of cash flows:

i)	As at June 30, 2021, the Company has unpaid financing costs of $164,812.

17. COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at June 30, 2022, the Company is committed for contract research services and materials at a cost of approximately $2,910,529. A total of $2,149,619 of these expenditures are expected to occur in the twelve months following June 30, 2022 and the balance of $760,910 in the following twelve month period.

Pursuant to the terms of agreements with various vendors, as at June 30, 2022, the Company is committed for contract materials and equipment at a cost of approximately $634,092, expected to occur in the twelve months following June 30, 2022.

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

17. COMMITMENTS AND CONTINGENCIES (cont’d)

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

Short-term investments include guaranteed investment certificates with a face value of $44,676 (June 30, 2021 - $46,391) that are pledged as security for a corporate credit card.

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

Pursuant to a technology licensing agreement, the Company is committed to issue, subject to regulatory approval, up to 700 warrants to purchase 700 common shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of the common shares prior to each milestone achievement and the warrants will be exercisable for a period of three years for issuance date.

The Company entered into a patent license agreement with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to Licensor based on net sales of licensed products, with minimum payments required starting in 2021. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As at June 30, 2022, the Company has paid $300,000 for the minimum payments under the agreement.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

18. FINANCIAL RISK MANAGEMENT

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

18. FINANCIAL RISK MANAGEMENT (cont’d)

The following table summarizes the fair values and carrying values of the Company’s financial instruments at June 30, 2022 and 2021:

June 30, 2022	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	6,176,866	-	6,176,866
Short-term investments	-	44,804	44,804
Accounts receivable	-	88,027	88,027
Total financial assets	6,176,866	132,831	6,309,697
Financial liabilities
Accounts payable and accrued Liabilities	-	2,415,265	2,415,265
Total financial liabilities	-	2,415,265	2,415,265

June 30, 2021	Level 1	Level 2	Total
Financial assets
Cash and cash equivalents	7,363,126	-	7,363,126
Short-term investments	-	46,462	46,462
Accounts receivable	-	11,919	11,919
Total financial assets	7,363,126	58,381	7,421,507
Financial liabilities
Accounts payable and accrued Liabilities	-	2,134,878	2,134,878
Total financial liabilities	-	2,134,878	2,134,878

a)	Market Risk:

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

18. FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Foreign Currency Risk (cont’d):

As at June 30, 2022, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$2,052,109 which is equivalent to US$1,592,436 at the June 30, 2022 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each change of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain or loss, with a corresponding effect on cash flows, of $15,924 based on the June 30, 2022 net Canadian dollar assets (liabilities) position. During the year ended June 30, 2022, the Company recorded foreign exchange loss of $107,433 (2021 – gain of $80,713) related to Canadian dollars.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at June 30, 2022, holdings of cash and cash equivalents of $5,087,615 (June 30, 2021 - $7,053,329) are subject to floating interest rates. The balance of the Company’s cash holdings of $1,089,251 (June 30, 2021 - $309,796) are non-interest bearing.

As at June 30, 2022, the Company held variable rate guaranteed investment certificates, with one-year terms, of $44,676 (June 30, 2021 - $46,391).

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

InMed Pharmaceuticals Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2022 AND 2021
(Expressed in U.S. Dollars)

18. FINANCIAL RISK MANAGEMENT (cont’d)

c)	Liquidity Risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at June 30, 2022, the Company has cash and cash equivalents and short-term investments of $6,221,670 (June 30, 2021 - $7,409,588), current liabilities of $3,181,316 (June 30, 2021 - $2,215,361) and a working capital surplus of $6,416,460 (June 30, 2021 - $6,162,908).

19. RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). From February 11, 2022 to June 30, 2022, NRF rendered legal services in the amount of $345,935 (2021 - $Nil) to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF.

20. SUBSEQUENT EVENTS

In July 2022, 69,930 of the June 2022 pre-funded warrants were exercised resulting in the issuance of 69,930 common shares.

On September 7, 2022, the Company consolidated all of its issued and outstanding share capital on the basis of one post-consolidation share for each twenty-five pre-consolidation common shares of the Company in order to regain compliance with all of Nasdaq’s continued listing requirements. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

On September 7, 2022, 22,920 of the June 2022 pre-funded warrants were exercised resulting in the issuance of 22,920 common shares.

On September 13, 2022, the Company closed a $6.0 million private placement. Under the terms of the private placement, an aggregate of 691,245 common shares, or common share equivalents, and investment options to purchase up to an aggregate of 1,382,490 common shares, at an effective purchase price of $8.68 per common share and associated investment options. The warrants have an exercise price of $8.44 per share, are exercisable immediately and have a term of seven years. After deducting the placement agent fees, the Company received net proceeds of approximately $5.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of June 30, 2022 was not effective due to the material weakness in the Company’s internal control over financial reporting as disclosed below.

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

Ongoing Remediation of Previously Reported Material Weakness

In connection with the audits of our consolidated financial statements as of and for the years ended June 30, 2021 and 2020, our management previously identified a material weakness in the Company’s internal control over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business. In connection with the preparation of the consolidated financial statements as of June 30, 2022, we identified that we did not maintain effective processes and controls over financial reporting matters other than in the normal course of business. Because of this deficiency, which is pervasive in nature, there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In the year ended June 30, 2022, this deficiency resulted in certain material audit adjustments related to the presentation of pre-funded warrants associated with a financing transaction, and the fair value on the purchase consideration for the acquisition of BayMedica Inc. The presence of these adjustments is indicative of failures in design and effectiveness of internal controls. The identified material weakness has not been remediated as of June 30, 2022.

Management has implemented a remediation plan to address the root causes which contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting (ICFR) environment. Management has designed and implemented revised controls and procedures which management believes address the material weakness. These controls and procedures include retaining the services of outside consultants and establishing additional review procedures over the accounting for complex and non-routine transactions. However, the controls have been operating for a limited period and the requisite testing sample size to ensure the operating effectiveness of the revised controls and procedures is not yet available. The identified material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that remediation of this material weakness will be completed prior to the end of fiscal year 2023.

Changes in Internal Control over Financial Reporting

Other than the actions we have taken and are continuing to take in order to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Vancouver, BC, Canada, PCAOB Auditor ID 85. The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of KPMG LLP are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

EXHIBIT
NUMBER	DESCRIPTION

21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 23, 2022	By:	/s/ Brenda Edwards
Brenda Edwards
Interim Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 23, 2022
Eric A. Adams	(Principal Executive Officer)

/s/ Brenda Edwards	Interim Chief Financial Officer	September 23, 2022
Brenda Edwards	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Garner	Director (Chairman to the Board of Directors)	September 23, 2022
William J. Garner

/s/ Janet Grove	Director	September 23, 2022
Janet Grove

/s/ Bryan Baldasare	Director	September 23, 2022
Bryan Baldasare

/s/ Andrew Hull	Director	September 23, 2022
Andrew Hull

/s/ Nicole Lemerond	Director	September 23, 2022
Nicole Lemerond