Form 10-K/A
period 2022-06-30
InMed Pharmaceuticals Inc.
filed 2022-09-28
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 310 – 815 W Hastings Street Vancouver, B.C., Canada	V6C 1B4
(Address of principal executive offices)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares, no par value	INM	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common shares on the Nasdaq Capital Market on December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $18,040,469.

On September 23, 2022 there were 908,761 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2022 are incorporated by reference into Part III of the Annual Report on Form 10-K to which this Amendment No. 1 relates.

Auditor Name: KPMG LLP	Auditor Location: Vancouver, Canada	Auditor Firm ID: 85

EXPLANATORY NOTE

InMed Pharmaceuticals Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on September 23, 2022 (the “Original Form 10-K”). The purpose of this Amendment is to (i) include exhibits that were inadvertently omitted from, or incorrectly hyperlinked in, the Original Form 10-K, (ii) disclose the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Company on the cover page, which disclosure was inadvertently omitted from the cover page of the Original Form 10-K, (iii) correct a typographical error with respect to the year of the Company’s annual meeting of shareholders under “Documents Incorporated by Reference” on the cover page and (iv) provide a new signature page that includes the power of attorney that was inadvertently omitted from the signature page of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

i

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The financial statements required by this item were submitted with the Original Form 10-K. Refer to Part II, Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto submitted as part of the Original Form 10-K.

(3)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

2.1	Amended and Restated Agreement and Plan of Reorganization, dated as of October 13, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021).
3.1	Amended and Restated Articles of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
4.1	Form of Specific Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2020).
4.3	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.5	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.6	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.9	Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.11	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.12	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.13	Description of Securities of InMed Pharmaceuticals Inc.
10.1†	InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.2†	Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).

10.3	Registration Rights Agreement, dated February 5, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
10.4	Registration Rights Agreement, dated June 28, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
10.5	Registration Rights Agreement, dated June 1, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
10.6	Registration Rights Agreement, dated September 9, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
10.7†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.8†	Amendment dated July 11, 2022 to Eric Adams’ Employment Agreement dated 1 March 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.9†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.10†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Alexandra Mancini and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.11†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Bruce S. Colwill and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.12†	Employment Agreement dated July 15, 2022, between InMed Pharmaceuticals Inc. and Michael Woudenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
10.13†	Consulting Agreement dated as of April 1, 2022, between InMed Pharmaceuticals Inc. and Brenda Edwards.
10.14†	Form of InMed Pharmaceuticals Inc. Indemnification Agreement entered into with each member of the board of directors and Chief Financial Officer (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2021)
10.15	Office Premises Lease, dated January 14, 2019, between InMed Pharmaceuticals Inc. and 815 West Hastings Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
10.16	Form of Amendment of Purchase Agreement and Common Stock Purchase Warrant, dated March 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2022).
10.17	At the Market Offering Agreement dated April 7, 2021 by and between InMed Pharmaceuticals Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24.1	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
*	Previously filed or furnished with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 28, 2022	By:	/s/ Brenda Edwards
Brenda Edwards
Interim Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric A. Adams and Brenda Edwards, and each of them, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 28, 2022
Eric A. Adams	(Principal Executive Officer)

/s/ Brenda Edwards	Interim Chief Financial Officer	September 28, 2022
Brenda Edwards	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Garner	Director (Chairman to the Board of Directors)	September 28, 2022
William J. Garner

/s/ Janet Grove	Director	September 28, 2022
Janet Grove

/s/ Bryan Baldasare	Director	September 28, 2022
Bryan Baldasare

/s/ Andrew Hull	Director	September 28, 2022
Andrew Hull

/s/ Nicole Lemerond	Director	September 28, 2022
Nicole Lemerond

3