Form 10-Q
period 2022-09-30
InMed Pharmaceuticals Inc.
filed 2022-11-14
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 936,761 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2022 and 2021

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2022

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As at September 30, 2022 and June 30, 2022

Expressed in U.S. Dollars

		September 30,	June 30,
	Note	2022	2022
		$	$
ASSETS
Current
Cash and cash equivalents		9,350,427	6,176,866
Short-term investments		42,125	44,804
Accounts receivable		15,169	88,027
Inventories	4	1,778,523	2,490,854
Prepaids and other assets		356,665	797,225
Total current assets		11,542,909	9,597,776

Non-Current
Property, equipment and ROU assets, net	5	802,369	904,252
Intangible assets, net	6	2,067,922	2,108,915
Other assets		171,130	176,637
Total Assets		14,584,330	12,787,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7	2,362,190	2,415,265
Current portion of lease obligations	10	404,163	404,276
Deferred revenue		15,700	-
Acquisition consideration payable		500,000	500,000
Total current liabilities		3,282,053	3,319,541

Non-current
Lease obligations	10	294,337	389,498
Total Liabilities		3,576,390	3,709,039

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
908,766 (June 30, 2022 - 650,667) issued and outstanding	8	72,671,392	70,718,461
Additional paid-in capital	8, 9	35,170,766	31,684,098
Accumulated deficit		(96,962,787)	(93,452,587)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		11,007,940	9,078,541
Total Liabilities and Shareholders’ Equity		14,584,330	12,787,580

Going Concern (Note 1)

Commitments and Contingencies (Note 14)

Related Party Transactions (Note 16)

Subsequent Events (Note 17)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

For the three months ended September 30, 2022 and 2021

Expressed in U.S. Dollars

		Three Months Ended
		September 30
	Note	2022	2021
		$	$

Sales		320,788	-
Cost of sales		235,034	-
Inventory write-down	4	576,772	-
Gross loss		(491,018)	-

Operating Expenses
Research and development and patents		1,378,653	1,491,252
General and administrative		1,560,477	1,372,867
Amortization and depreciation	5, 6	49,048	28,532
Total operating expenses		2,988,178	2,892,651

Other Income (Expense)
Interest and other income		72,587	5,148
Foreign exchange loss		(96,791)	(84,112)
Loss before income taxes		(3,503,400)	(2,971,615)

Tax expense		(6,800)	-
Net loss for the period		(3,510,200)	(2,971,615)

Net loss per share for the period
Basic and diluted	11	(4.06)	(6.17)
Weighted average outstanding common shares
Basic and diluted	11	865,619	481,902

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the three months ended September 30, 2022 and 2021

Expressed in U.S. Dollars

						Accumulated
				Additional		Other
				Paid-in	Accumulated	Comprehensive
	Note	Common Shares		Capital	Deficit	Income	Total
		#	$	$	$	$	$
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Private placement		35,600	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs		-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents’ warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants		55,453	1,887,592	(1,887,453)	-	-	139
Loss for the period		-	-	-	(2,971,615)	-	(2,971,615)
Share-based compensation	9	-	-	111,142	-	-	111,142
Balance September 30, 2021		413,081	63,686,724	29,230,464	(77,824,085)	128,569	15,221,672

						Accumulated
				Additional		Other
				Paid-in	Accumulated	Comprehensive
	Note	Common Shares		Capital	Deficit	Income	Total
		#	$	$	$	$	$
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Private placement	8	90,000	410,376	5,589,570	-	-	5,999,946
Share issuance costs	8	-	(77,242)	(1,052,101)	-	-	(1,129,343)
Agents’ investment options		-	-	451,897	-	-	451,897
Exercise of pre-funded warrants	8	168,099	1,619,797	(1,619,378)	-	-	419
Loss for the period		-	-	-	(3,510,200)	-	(3,510,200)
Share-based compensation	9	-	-	116,680	-	-	116,680
Balance September 30, 2022		908,766	72,671,392	35,170,766	(96,962,787)	128,569	11,007,940

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended September 30, 2022 and 2021

Expressed in U.S. Dollars

	Note	2022	2021
		$	$
Cash provided by (used in):

Operating Activities
Net loss for the period		(3,510,200)	(2,971,615)
Items not requiring cash:
Amortization and depreciation	5, 6	49,048	28,532
Share-based compensation	9	116,680	111,142
Amortization of right-of-use assets		99,460	25,906
Interest income received on short-term investments		(120)	(23)
Unrealized foreign exchange loss		2,796	1,262
Inventory write-down	4	576,772	-
Payments on lease obligations		(100,903)	(17,411)
Changes in non-cash working capital:
Inventories		135,559	-
Prepaids and other assets		440,560	634,410
Other non-current assets		5,507	6,030
Accounts receivable		72,858	(2,923)
Accounts payable and accrued liabilities		(159,260)	(469,227)
Deferred revenue		15,700	-
Total cash used in operating activities		(2,255,543)	(2,653,917)

Investing Activities
Short-term loan		-	(250,000)
Total cash used in investing activities		-	(250,000)

Financing Activities
Shares issued for cash	8	6,000,365	11,999,825
Share issuance costs	8	(571,261)	(1,115,129)
Total cash provided by financing activities		5,429,104	10,884,696
Increase (decrease) in cash during the period		3,173,561	7,980,779
Cash and cash equivalents beginning of the period		6,176,866	7,363,126
Cash and cash equivalents end of the period		9,350,427	15,343,905

See Note 13 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

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

Through September 30, 2022, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $97.0 million as of September 30, 2022 (June 30, 2022 - $93.5 million). The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $9.4 million as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. As a result of the recurring losses and requirement for cash in fiscal 2023 or the beginning of fiscal 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company expects to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders.

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

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended June 30, 2022.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2022.

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These condensed consolidated interim financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the estimate of useful life of intangible assets, the application of the going concern assumption, and determining the fair value of share-based payments and warrants.

COVID-19 Impacts

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s condensed consolidated interim financial statements as of and for the three months ended September 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

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

The Company had three customers during the three months ended September 30, 2022, which individually generated 10% or more of the Company’s sales. These customers accounted for 78% of the Company’s sales for the three months ended September 30, 2022. There were no outstanding amounts receivable from these customers as at September 30, 2022.

4.	INVENTORIES

Inventories consisted of the following:

	September 30, 2022	June 30, 2022
	$	$

Raw materials	292,577	292,577
Work in process	1,210,261	1,724,851
Finished goods	275,685	473,426
Inventories	1,778,523	2,490,854

During the three months ended September 30, 2022, inventory expensed to cost of goods sold was $235,034 (2021 - $Nil).

During the three months ended September 30, 2022, the write-down of inventories to net realizable value was $576,772 (2021 - $Nil). Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure.

5.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	September 30, 2022	June 30, 2022
	$	$

Right-of-Use Assets (leases)	1,167,436	1,167,436
Equipment	212,877	212,877
Leasehold Improvements	40,409	40,409
Property and equipment	1,420,722	1,420,722
Less: accumulated depreciation and amortization	(618,353)	(516,470)
Property, equipment and ROU assets, net	802,369	904,252

Depreciation expense on property, equipment and leasehold improvements for the three months ended September 30, 2022, was $8,055 (2021 - $4,217). Amortization expense related to the right-of-use assets for the three months ended September 30, 2022, was $90,244 (2021 - $21,343) and was recorded in general and administrative expenses.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

6.	INTANGIBLE ASSETS

	September 30, 2022	June 30, 2022
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated depreciation	(859,498)	(818,505)
Intangible assets, net	2,067,922	2,108,915

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

As at September 30, 2022, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 13 years.

Amortization expense on intangible assets for the three months ended September 30, 2022 was $40,993 (2021 - $24,315). The Company expects amortization expense to be incurred over the next five years as follows:

$

2023	155,778
2024	155,778
2025	155,778
2026	155,778
2027	155,778
778,890

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2022	June 30, 2022
	$	$

Trade payables	1,096,212	1,166,068
Accrued research and development expenses	956,429	839,638
Employee compensation, benefits and related accruals	249,593	139,120
Accrued general and administrative expenses	59,956	270,439
Accounts payable and accrued liabilities	2,362,190	2,415,265

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES

a)	Authorized

As at September 30, 2022, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as at September 30, 2022 and June 30, 2022.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the three months ended September 30, 2022, the Company completed the following:

September 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	90,000	$8.680	$781,200
Pre-funded Warrants Issued	601,245	$8.6799	5,218,746
Gross Proceeds			$5,999,946
Allocated to Additional Paid-in Capital			(5,589,570)
			$410,376
Share Issuance Costs			$(77,242)

On September 13, 2022, the Company closed a private placement of its common shares and issued an aggregate of 90,000 common shares and 601,245 pre-funded warrants, for gross proceeds of $5,999,946. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $77,242 allocated to common shares and the balance of $1,052,101 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As at September 30, 2022, there were 601,245 pre-funded warrants outstanding.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES (cont’d)

c)	Share Purchase Warrants

The following is a summary of changes in share purchase warrants from July 1, 2022 to September 30, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	244,767	$41.99	-
Cancelled	(179,231)	$18.50	-
Balance as at September 30, 2022	65,536	$106.23	-

The total intrinsic value of warrants exercised during the three months ended September 30, 2022 was $Nil (2021 - $Nil).

d)	Agents’ Warrants

The following is a summary of changes in agents’ warrants from July 1, 2022 to September 30, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	12,109	$92.91	-
Balance as at September 30, 2022	12,109	$92.91	-

e)	Preferred Investment Options

On September 13, 2022, 1,382,490 preferred investment options were issued with an exercise price of $8.44 per share, were immediately exercisable upon issuance, and expire 7 years following the date of issuance.

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	233,100	$18.50	-
Granted	1,382,490	$8.44	-
Cancelled	(233,100)	$18.50	-
Balance as at September 30, 2022	1,382,490	$8.44	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES (cont’d)

f)	Agents’ Investment Options

On September 13, 2022, 44,931 preferred investment options were issued for services with an exercise price of $10.85 per share, were immediately exercisable upon issuance, and expire approximately 7 years following the date of issuance.

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	15,152	$26.81	-
Granted	44,931	$10.85	-
Balance as at September 30, 2022	60,083	$14.88	-

9.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As at September 30, 2022, there were 20,300 (June 30, 2022 – 18,163) options available for future allocation pursuant to SEC rules and 20% of the issued and outstanding shares according to the terms of the Plan. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

9.	SHARE-BASED PAYMENTS (cont’d)

a)	Option Plan Details (cont’d)

The following is a summary of changes in outstanding options from July 1, 2022 to September 30, 2022:

	Number	Weighted Average Exercise Price $
Balance as at June 30, 2022	55,603	128.59
Granted	560	9.75
Expired/Forfeited	(2,697)	46.62
Balance as at September 30, 2022	53,466	124.74

September 30, 2022:
Vested and exercisable	26,531	212.33
Unvested	26,935	38.46

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the three months ended September 30, 2022, was $6.00 per option (year ended June 30, 2022 - $21.04). Assumptions used for options granted during the three months ended September 30, 2022 included a weighted average risk-free interest rate of 3.59% (year ended June 30, 2022 – 1.17%), weighted average expected life of 3.3 years calculated using the Simplified Method for directors, officers and employees, weighted average volatility factor of 91.61% (year ended June 30, 2022 – 97.15%), weighted average dividend yield of 0% (year ended June 30, 2022 – 0%) and a 5% forfeiture rate (year ended June 30, 2022 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2022, were $116,681 (2021 - $111,142). $65,072 was allocated to general and administrative expenses (2021 - $81,009) and the remaining $51,609 was allocated to research and development expenses (2021 - $30,133). Unrecognized compensation cost at September 30, 2022 related to unvested options was $154,239 which will be recognized over a weighted-average vesting period of 0.8 years.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

10.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2022
$

Less than one year	338,135
One to five years	200,655
More than five years	-
Total undiscounted lease liabilities(1)	538,790

(1)	Excludes estimated variable operating costs of $92,964 and $57,274 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

11.	BASIC AND DILUTED LOSS PER SHARE

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

	Three Months Ended
	September 30,
	2022	2021
	$	$

Net loss for the period	(3,510,200)	(2,971,615)
Basic and diluted loss per share	(4.06)	(6.17)
Weighted average number of common shares - basic and diluted	865,619	481,902

12.	SEGMENT INFORMATION

The following table presents information about the Company’s reportable segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	320,788	320,788	-	-	-
Operating expenses	2,268,831	1,562,157	3,830,988	2,971,615	-	2,971,615
Net loss	(2,268,831)	(1,241,369)	(3,510,200)	(2,971,615)	-	(2,971,615)
Unrestricted cash	9,227,828	122,599	9,350,427	15,343,905	-	15,343,905

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

13.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the three months ended September 30, 2022, the following transactions were excluded from the statement of cash flows:

i)	On September 13, 2022, the Company issued 44,931 preferred investment options to its placement agent. The fair value of these investment options was $451,897 and was included in share issuance costs related to the September 2022 private placement.

ii)	As at September 30, 2022, the Company has unpaid financing costs of $106,185.

During the three months ended September 30, 2021, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	As at September 30, 2021, the Company has unpaid financing costs of $179,118.

14.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as at September 30, 2022, the Company is committed for contract research services and materials at a cost of approximately $2,393,075. A total of $1,632,165 of these expenditures are expected to occur in the twelve months following September 30, 2022 and the balance of $760,910 in the following twelve month period.

Pursuant to the terms of agreements with various vendors, as at September 30, 2022, the Company is committed for contract materials and equipment at a cost of approximately $563,612, expected to occur in the twelve months following September 30, 2022.

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

Short-term investments include guaranteed investment certificates with a face value of $42,125 (June 30, 2022 - $44,676) that are pledged as security for a corporate credit card.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

14.	COMMITMENTS AND CONTINGENCIES (cont’d)

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

The Company entered into a patent license agreement with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to Licensor based on net sales of licensed products, with minimum payments required starting in 2021. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As at September 30, 2022, the Company has paid $300,000 for the minimum payments under the agreement.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

15.	FINANCIAL RISK MANAGEMENT

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

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

15.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

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

As at September 30, 2022, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$1,712,166 which is equivalent to US$1,249,196 at the September 30, 2022 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each increase (decrease) of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain (loss), with a corresponding effect on cash flows, of $12,492 based on the September 30, 2022 net Canadian dollar assets (liabilities) position. During the three months ended September 30, 2022, the Company recorded foreign exchange loss of $94,392 (2021 – $83,800) related to Canadian dollars.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at September 30, 2022, holdings of cash and cash equivalents of $8,061,484 (June 30, 2022 - $5,087,615) are subject to floating interest rates. The balance of the Company’s cash holdings of $1,288,943 (June 30, 2022 - $1,089,251) are non-interest bearing.

As at September 30, 2022, the Company held variable rate guaranteed investment certificates, with one-year terms, of $42,125 (June 30, 2022 - $44,676).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED September 30, 2022 AND 2021

(Expressed in U.S. Dollars)

15.	FINANCIAL RISK MANAGEMENT (cont’d)

b)	Credit Risk:

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at September 30, 2022, the Company has cash and cash equivalents and short-term investments of $9,392,552 (June 30, 2022 - $6,221,670), current liabilities of $3,282,053 (June 30, 2022 - $3,181,316) and a working capital surplus of $8,260,856 (June 30, 2022 - $6,416,460).

16.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). During the three months ended September 30, 2022, NRF rendered legal services in the amount of $67,092 (2021 - $Nil) to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

17.	SUBSEQUENT EVENTS

On October 13, 2022, in accordance with the BayMedica Agreement, $500,000 of escrow payments were made to BayMedica’s historical equity and convertible debt holders.

In October 2022, 341,226 of the September 2022 pre-funded warrants were exercised for a total of $34, resulting in the issuance of 341,226 common shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” or “InMed”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	Our ability to pursue the discovery through to commercialization of Product Candidates and Products that will treat diseases with high unmet medical needs;

●	The continued optimization of cannabinoid manufacturing approaches;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to commercialize and, where required, register Product Candidates and Products in the United States and other jurisdictions;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to a contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in high yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our belief that that INM-755 offers specific advantages and will prove to provide the extensive relief symptomology with the added potential of addressing the underlying disease in EB;

●	The structure and timing of future INM-755 studies including that we will complete patient enrollment into our Phase II study in EB in 2022;

●	The ability of the IntegraSynTM approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSynTM or other cost effective approaches so that it will be commercial-scale ready after Phase II clinical trials are completed, after which time we may no longer need to source APIs from API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to monetize our IntegraSynTM manufacturing approach to the broader pharmaceutical industry;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to oversee clinical trials for INM-755 in EB and building the requisite internal commercialization infrastructure to self-market the product to EB clinics;

●	Our ability to find a partnership early in the development process for INM-088 in glaucoma;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our IntegraSynTM or BayMedica derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods

●	Our ability to potentially earn revenue from our IntegraSynTM approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	Our plans to work closely with regulatory authorities and clinical experts in developing the clinical program for INM-755;

●	Our ability to successfully prosecute patent applications;

●	Our ability to complete formulation development and scale-up, conduct additional preclinical studies, and initiate and complete IND/CTA-enabling toxicology studies in calendar year 2023 for INM-088;

●	INM-088 being a once-a-day or twice-a-day eye drop medication that will compete with treatment modalities in the medicines category, and with the potential of INM-088 assisting in reducing the high rate of non-adherence with current glaucoma therapies;

●	Our belief that with a novel delivery system, the reduction of IOP and/or providing neuroprotection in glaucoma patients by topical (eye drop) application of cannabinoids will hold significant promise as a new therapy;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	Our ability to secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Our ability to expand our insurance coverage to include the commercial sale of Products and Product Candidates;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to execute our business strategy;

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions; and

●	The competitive environment in which we and our business units operate.

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

Three months ended September 30, 2022

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2022

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 23, 2022. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2022, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or the success of our manufacturing technologies. Our net loss was $3.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $97.0 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and September 30, 2022 by approximately $68.1 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	investigate our Product Candidates for additional uses beyond the initial indications;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

Recent Developments

On September 13, 2022, we closed a $6.0 million private placement. Under the terms of the private placement, an aggregate of 691,245 common shares, or common share equivalents, and investment options to purchase up to an aggregate of 1,382,490 common shares, at an effective purchase price of $8.68 per common share and associated investment options. The warrants have an exercise price of $8.44 per share, are exercisable immediately and have a term of seven years. After deducting the placement agent fees, we received net cash proceeds of approximately $5.4 million.

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

Three months ended September 30, 2022

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

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

Amortization and Depreciation

Intangible assets are comprised of intellectual property that we acquired in 2014 and 2015 and trade secrets, product formulation knowledge, patents that we acquired in October 2021. The acquired intellectual property and patents are amortized on a straight-line basis based on their estimated useful lives. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives.

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

Comparison of the three months ended September 30, 2022 and 2021 for InMed Segment

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	1,080	1,491	(411)	-28%
General and administrative	1,093	1,373	(280)	-22%
Amortization and depreciation	26	29	(3)	-10%
Total operating expenses	2,199	2,893	(694)	-24%
Interest and other income	28	5	23	460%
Foreign exchange loss	(97)	(85)	(12)	14%
Net loss	$(2,268)	$(2,973)	$705	-24%

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.4 million in our InMed segment, or 28%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in research and development and patents expenses was primarily due to decreased activities related to the INM-755 Phase 2 clinical trials.

General and administrative expenses

General and administrative expenses decreased by $0.3 million in our InMed segment, or 20%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease results primarily from a combination of changes including lower personnel expenses, legal fees, investor relation expenses and accounting fees, partially offset by higher consulting fees.

Foreign exchange loss

Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 14%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the three months ended September 30, 2022 and 2021 for BayMedica Segment

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands)
Sales	$321	$-	$321	nm
Cost of sales	235	-	235	nm
Inventory write-down	577	-	577	nm
Gross loss	(491)	-	(491)	nm

Operating expenses:
Research and development and patents	299	-	299	nm
General and administrative	467	-	467	nm
Amortization and depreciation	23	-	23	nm
Total operating expenses	789	-	789	nm
Interest and other income	45	-	45	nm
Tax expense	(7)	-	(7)	nm
Net loss	$(1,242)	$-	$(1,242)	nm

Sales

We realized sales of $0.3 million in our BayMedica segment for the three months ended September 30, 2022, the result of manufacturing and distribution sales of bulk rare cannabinoid Products following the acquisition of BayMedica in October 2021. As the three months ended September 30, 2021 pre-dated the acquisition of BayMedica, there are no comparable revenues in the 2021 period. As management has made the decision to refocus on our core business in the pharmaceutical drug development area and reduce our efforts in BayMedica’s commercial business, we expect to sell inventory on-hand as of September 30, 2022 over the next 15 months. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

Cost of Sales

We realized cost of goods sold of $0.2 million in our BayMedica segment for the three months ended September 30, 2022, with no comparable expenses in 2021.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.6 million in our BayMedica segment for the three months ended September 30, 2022, with no comparable expenses in 2021. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure.

Gross Loss

We realized gross loss of $0.5 million in our BayMedica segment for the three months ended September 30, 2022, with no comparable loss in 2021.

Research and Development and Patents Expenses

Research and development and patents expenses were $0.3 million in our BayMedica segment for the three months ended September 30, 2022. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

General and administrative expenses

General and administrative expenses were $0.5 million in our BayMedica segment for the three months ended September 30, 2022. The increase is due to the inclusion of BayMedica operating results following the acquisition date. There were no comparable expenses in 2021.

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

As of September 30, 2022, we had cash and cash equivalents of $9.4 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net cash used in operating activities	$(2,256)	$(2,654)
Net cash used in investing activities	-	(250)
Net cash provided by financing activities	5,430	10,885
Net increase in cash and cash equivalents	$3,174	$7,981

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

Operating Activities

During the three months ended September 30, 2022, we used cash in operating activities of $2.3 million, primarily resulting from our net loss of $3.5 million combined with $0.5 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the three months ended September 30, 2021, we used cash in operating activities of $2.7 million, primarily resulting from our net loss of $3.0 million combined with $0.2 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

Investing Activities

During the three months ended September 30, 2022, there were no investing activities.

During the three months ended September 30, 2021, we used cash in investing activities of $0.3 million, resulting from a pre-acquisition short-term loan to BayMedica.

Financing Activities

During the three months ended September 30, 2022, cash provided by financing activities of $5.4 million consisted of $6.0 million of gross proceeds from a private placement of our common shares, offset by total transaction costs of $0.6 million.

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

Through September 30, 2022, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $97.0 million as of September 30, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and September 30, 2022 by approximately $68.1 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $9.4 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

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

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial for INM-755;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company; and

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no significant changes to these policies during the three months ended September 30, 2022.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three months ended September 30, 2022

Going Concern

Through September 30, 2022, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $3.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $97.0 million as of September 30, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $68.1 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $9.4 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of fiscal 2023, and possibly into the first quarter of fiscal 2024 (being the third calendar quarter of 2023), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expense. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of September 30, 2022, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Remediation measures include retaining the services of outside consultants and establishing additional review procedures over the accounting for complex and non-routine transactions. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material active legal actions. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in our Form 10-K dated September 23, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 14, 2022	By:	/s/ Brenda Edwards
Interim Chief Financial Officer