Form 10-Q
period 2022-12-31
InMed Pharmaceuticals Inc.
filed 2023-02-17
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 17, 2023, the registrant had 3,328,196 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2022 and 2021

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2022

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)

As at December 31, 2022 and June 30, 2022

Expressed in U.S. Dollars

		December 31,	June 30,
	Note	2022	2022
		$	$
ASSETS
Current
Cash and cash equivalents		11,452,578	6,176,866
Short-term investments		43,053	44,804
Accounts receivable, net		81,647	88,027
Inventories	4	1,613,506	2,490,854
Prepaids and other current assets		826,931	797,225
Total current assets		14,017,715	9,597,776

Non-Current
Property, equipment and ROU assets, net	5	703,922	904,252
Intangible assets, net	6	2,026,929	2,108,915
Other assets		171,130	176,637
Total Assets		16,919,696	12,787,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7	1,970,265	2,415,265
Current portion of lease obligations	10	414,307	404,276
Deferred rent		16,171	-
Acquisition consideration payable		-	500,000
Total current liabilities		2,400,743	3,319,541

Non-current
Lease obligations, net of current portion	10	183,902	389,498
Total Liabilities		2,584,645	3,709,039
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
1,589,992 (June 30, 2022 - 650,667) issued and outstanding	8	74,862,424	70,718,461
Additional paid-in capital	8, 9	38,407,932	31,684,098
Accumulated deficit		(99,063,874)	(93,452,587)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		14,335,051	9,078,541
Total Liabilities and Shareholders’ Equity		16,919,696	12,787,580

Related Party Transactions (Note 16)
Subsequent Events (Note 17)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)

For the three and six months ended December 31, 2022 and 2021

Expressed in U.S. Dollars

		Three Months Ended		Six Months Ended
		December 31		December 31
	Note	2022	2021	2022	2021
		$	$	$	$

Sales		469,783	265,092	790,571	265,092
Cost of sales		338,620	153,537	573,654	153,537
Inventory write-down	4	-	-	576,772	-
Gross profit (loss)		131,163	111,555	(359,855)	111,555

Operating Expenses
Research and development and patents		851,356	2,537,070	2,230,009	4,028,322
General and administrative		1,464,879	1,836,786	3,025,356	3,209,653
Amortization and depreciation	5, 6	49,049	49,797	98,097	78,329
Total operating expenses		2,365,284	4,423,653	5,353,462	7,316,304

Other Income (Expense)
Interest and other income		115,797	26,277	188,384	31,425
Foreign exchange gain (loss)		20,237	3,007	(76,554)	(81,105)
Loss before income taxes		(2,098,087)	(4,282,814)	(5,601,487)	(7,254,429)

Tax expense		(3,000)	-	(9,800)	-
Net loss for the period		(2,101,087)	(4,282,814)	(5,611,287)	(7,254,429)

Net loss per share for the period
Basic and diluted	11	(0.91)	(7.73)	(3.54)	(14.03)
Weighted average outstanding common shares
Basic and diluted	11	2,300,526	553,894	1,583,073	516,933

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and six months ended December 31, 2022 and 2021

Expressed in U.S. Dollars

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Activity for the three months to September 30, 2021
Private placement	10	35,600	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs	10	-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents’ warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants	10	55,453	1,887,592	(1,887,453)	-	-	139
Loss for the period		-	-	-	(2,971,615)	-	(2,971,615)
Share-based compensation	11	-	-	111,142	-	-	111,142
Balance September 30, 2021		413,081	63,686,724	29,230,464	(77,824,085)	128,569	15,221,672
Activity for the three months to December 31, 2021
Exercise of pre-funded warrants	10	70,400	2,396,377	(2,396,201)	-	-	176
Acquisition of BayMedica	7	82,000	3,013,500	-	-	-	3,013,500
Loss for the period		-	-	-	(4,282,814)	-	(4,282,814)
Share-based compensation	11	-	-	214,779	-	-	214,779
Balance December 31, 2021		565,481	69,096,601	27,049,042	(82,106,899)	128,569	14,167,313

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Activity for the three months to September 30, 2022
Private placement	8	90,000	410,376	5,589,570	-	-	5,999,946
Share issuance costs	8	-	(77,242)	(1,052,101)	-	-	(1,129,343)
Agents’ investment options		-	-	451,897	-	-	451,897
Exercise of pre-funded warrants	8	168,099	1,619,797	(1,619,378)	-	-	419
Loss for the period		-	-	-	(3,510,200)	-	(3,510,200)
Share-based compensation	9	-	-	116,680	-	-	116,680
Balance September 30, 2022		908,766	72,671,392	35,170,766	(96,962,787)	128,569	11,007,940
Activity for the three months to December 31, 2022
Private placement	8	150,000	263,372	5,736,472	-	-	5,999,844
Share issuance costs	8	-	(38,713)	(843,210)	-	-	(881,923)
Agents’ investment options		-	-	239,586	-	-	239,586
Exercise of pre-funded warrants	8	531,226	1,966,373	(1,966,320)	-	-	53
Loss for the period		-	-	-	(2,101,087)	-	(2,101,087)
Share-based compensation	9	-	-	70,638	-	-	70,638
Balance December 31, 2022		1,589,992	74,862,424	38,407,932	(99,063,874)	128,569	14,335,051

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended December 31, 2022 and 2021

Expressed in U.S. Dollars

	Note	2022	2021
		$	$

Cash provided by (used in):
Operating Activities
Net loss		(5,611,287)	(7,254,429)
Items not requiring cash:
Amortization and depreciation	5, 6	98,097	78,329
Share-based compensation	9	187,318	325,921
Amortization of right-of-use assets		197,767	126,080
Loss on disposal of assets		-	11,355
Interest income received on short-term investments		(418)	-
Unrealized foreign exchange loss		2,167	1,038
Inventory write-down	4	576,772	-
Bad debts		25,085	-
Changes in operating assets and liabilities:
Inventories		300,576	(501,700)
Prepaids and other current assets		(29,706)	847,374
Other non-current assets		5,507	6,030
Accounts receivable		(18,705)	(2,285)
Accounts payable and accrued liabilities		(508,871)	296,437
Deferred rent		16,171	3,248
Lease obligations		(209,112)	(125,123)
Total cash used in operating activities		(4,968,639)	(6,187,725)

Investing Activities
Cash acquired from acquisition of BayMedica		-	91,566
Payment of acquisition consideration payable		(500,000)	-
Purchase of property and equipment		-	(35,555)
Total cash (used in) provided by investing activities		(500,000)	56,011

Financing Activities
Shares issued for cash	8	12,000,262	12,000,001
Share issuance costs	8	(1,255,911)	(1,294,247)
Repayment of debt		-	(232,202)
Settlement of debt upon acquisition of subsidiary		-	(425,000)
Total cash provided by financing activities		10,744,351	10,048,552
Increase in cash during the period		5,275,712	3,916,838
Cash and cash equivalents beginning of the period		6,176,866	7,363,126
Cash and cash equivalents end of the period		11,452,578	11,279,964

See Note 13 for Non-Cash Transactions

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

Business

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

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s office and principal place of business is located at #310 – 815 West Hastings Street, Vancouver, B.C., Canada, V6C 1B4.

Liquidity

Through December 31, 2022, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $5.6 million and $7.3 million for the six months ended December 31, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of approximately $99.1 million at December 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $11.5 million as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the last quarter of calendar 2023, depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. As a result of the recurring losses and requirement for cash in the last quarter of calendar 2023 or the first quarter of calendar 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

COVID-19 Impacts

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s condensed consolidated interim financial statements as of and for the three and six months ended December 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended December 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2022.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

The Company’s 4 largest customers, represent 20%, 17%, 16% and 14%, totaling approximately 67% of our sales during the three months ended December 31, 2022. The Company’s 3 largest customers, represent 19%, 16%, and 14%, totaling approximately 49% of its sales during the six months ended December 31, 2022. As of December 31, 2022, 3 customers represented approximately 24%, 17% and 14%, totaling 55% of total gross outstanding receivables.

The Company’s 3 largest customers, represent 29%, 28% and 19%, totaling approximately 76% of our sales during the three and six months ended December 31, 2021.

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2022	June 30, 2022
	$	$

Raw materials	208,737	292,577
Work in process	798,813	1,724,851
Finished goods	605,956	473,426
Inventories	1,613,506	2,490,854

During the three and six months ended December 31, 2022, the write-down of inventories to net realizable value was $Nil and $576,772 (2021 - $Nil). Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products.

5.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	December 31, 2022	June 30, 2022
	$	$

Right-of-Use Assets (leases)	1,167,436	1,167,436
Equipment	212,877	212,877
Leasehold Improvements	40,409	40,409
Property and equipment	1,420,722	1,420,722
Less: accumulated depreciation and amortization	(716,800)	(516,470)
Property, equipment and ROU assets, net	703,922	904,252

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

5.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET (cont’d)

Depreciation expense on property, equipment and leasehold improvements for the three and six months ended December 31, 2022, was $8,056 and $16,111 (2021 - $6,246 and $10,463). Amortization expense related to the right-of-use assets for the three and six months ended December 31, 2022, was $90,389 and $180,633 (2021 - $88,265 and $109,608) and was recorded in general and administrative expenses.

6.	INTANGIBLE ASSETS

	December 31, 2022	June 30, 2022
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated depreciation	(900,491)	(818,505)
Intangible assets, net	2,026,929	2,108,915

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

As at December 31, 2022, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the three and six months ended December 31, 2022 was $40,993 and $81,986 (2021 - $43,551 and $67,866). The Company expects amortization expense to be incurred over the next five years as follows:

$

2023	78,424
2024	156,847
2025	156,847
2026	156,847
2027	156,847
Thereafter	1,321,117
2,026,929

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2022	June 30, 2022
	$	$

Trade payables	770,807	1,166,068
Accrued research and development expenses	742,515	839,638
Employee compensation, benefits and related accruals	387,552	139,120
Accrued general and administrative expenses	69,391	270,439
Accounts payable and accrued liabilities	1,970,265	2,415,265

8.	SHARE CAPITAL AND RESERVES

On September 7, 2022, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated interim financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

a)	Authorized

As of December 31, 2022, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of December 31, 2022 and June 30, 2022.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the period ended December 31, 2022, the Company completed the following:

September 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	90,000	$8.680	$781,200
Pre-funded Warrants Issued	601,245	$8.6799	5,218,746
Gross Proceeds			$5,999,946
Allocated to Additional Paid-in Capital			(5,589,570)
			$410,376
Share Issuance Costs			$(77,242)

On September 13, 2022, the Company closed a private placement of its common shares and issued an aggregate of 90,000 common shares and 601,245 pre-funded warrants, for gross proceeds of $5,999,946. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $77,242 allocated to common shares and the balance of $1,052,101 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of December 31, 2022, there were 70,019 pre-funded warrants outstanding.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares (cont’d):

November 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	150,000	$3.300	$495,000
Pre-funded Warrants Issued	1,668,185	$3.2999	5,504,844
Gross Proceeds			$5,999,844
Allocated to Additional Paid-in Capital			(5,736,472)
			$263,372
Share Issuance Costs			$(38,713)

On November 21, 2022, the Company closed a private placement of its common shares and issued an aggregate of 150,000 common shares and 1,668,185 pre-funded warrants, for gross proceeds of $5,999,844. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $38,713 allocated to common shares and the balance of $843,210 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of December 31, 2022, there were 1,668,185 pre-funded warrants outstanding.

c)	Share Purchase Warrants

The following is a summary of changes in share purchase warrants from July 1, 2022 to December 31, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	244,767	$41.99	-
Cancelled	(179,231)	$18.50	-
Balance as at December 31, 2022	65,536	$106.23	-

The total intrinsic value of warrants exercised during the three and six months ended December 31, 2022 was $Nil

d)	Agents’ Warrants

The following is a summary of changes in agents’ warrants from July 1, 2022 to December 31, 2022:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	12,109	$92.91	-
Balance as at December 31, 2022	12,109	$92.91	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES (cont’d)

e)	Preferred Investment Options

On September 13, 2022, the Company closed a private placement of its common shares and 1,382,490 preferred investment options were issued with an exercise price of $8.44 per share, were immediately exercisable upon issuance, and expire 7 years following the date of issuance. The fair value of preferred investment options was calculated using the Black-Scholes option pricing model and was determined to be $10.91 per option. Assumptions used included a weighted average risk-free interest rate of 3.12%, expected term of 7 years, weighted average volatility factor of 114.42% and a weighted average dividend yield of 0%. The allocated value of the investment options was recorded in additional paid-in capital. On November 21, 2022, these preferred investment options were surrendered to the Company for cancellation.

On November 21, 2022, the Company closed a private placement of its common shares and 3,272,733 preferred investment options were issued with an exercise price of $3.044 per share, were immediately exercisable upon issuance, and expire 7 years following the date of issuance. The fair value of preferred investment options was calculated using the Black-Scholes option pricing model and was determined to be $2.278 per option. Assumptions used included a weighted average risk-free interest rate of 2.92%, expected term of 7 years, weighted average volatility factor of 116.52% and a weighted average dividend yield of 0%. The allocated value of these investment options was recorded in additional paid-in capital.

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	233,100	$18.50	-
Granted	4,655,223	$4.65	-
Cancelled	(1,615,590)	$9.89	-
Balance as at December 31, 2022	3,272,733	$3.044	-

f)	Agents’ Investment Options

On September 13, 2022, the Company closed a private placement of its common shares and 44,931 preferred investment options were issued for services with an exercise price of $10.85 per share, were immediately exercisable upon issuance, and expire approximately 7 years following the date of issuance. The fair value of agents’ investment options was calculated using the Black-Scholes option pricing model and was determined to be $10.06 per option. Assumptions used included a weighted average risk-free interest rate of 3.24%, expected term of 5 years, weighted average volatility factor of 116.88% and a weighted average dividend yield of 0%. The allocated value of these agents’ investment options was recorded in additional paid-in capital.

On November 21, 2022, the Company closed a private placement of its common shares and 118,182 preferred investment options were issued for services with an exercise price of $4.125 per share, were immediately exercisable upon issuance, and expire approximately 7 years following the date of issuance. The fair value of agents’ investment options was calculated using the Black-Scholes option pricing model and was determined to be $2.03 per option. Assumptions used included a weighted average risk-free interest rate of 3.18%, expected term of 5 years, weighted average volatility factor of 117.97% and a weighted average dividend yield of 0%. The allocated value of these agents’ investment options was recorded in additional paid-in capital.

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at June 30, 2022	15,152	$26.81	-
Granted	163,113	$5.98	-
Balance as at December 31, 2022	178,265	$7.75	-

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

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

As of December 31, 2022, there were 40,288 (June 30, 2022 – 18,163) options available for future allocation pursuant to SEC rules and 20% of the issued and outstanding shares according to the terms of the Plan. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2022 to December 31, 2022:

	Number	Weighted Average Exercise Price $
Balance as at June 30, 2022	55,603	128.59
Granted	61,720	1.85
Expired/Forfeited	(3,845)	42.84
Balance as at December 31, 2022	113,478	58.22

December 31, 2022:
Vested and exercisable	26,813	203.76
Unvested	86,665	13.20

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

9.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the six months ended December 31, 2022, was $1.37 per option (year ended June 30, 2022 - $21.04). Assumptions used for options granted during the six months ended December 31, 2022 included a weighted average risk-free interest rate of 3.74% (year ended June 30, 2022 – 1.17%), weighted average expected life of 3.3 years calculated using the Simplified Method for directors, officers and employees, weighted average volatility factor of 122.98% (year ended June 30, 2022 – 97.15%), weighted average dividend yield of 0% (year ended June 30, 2022 – 0%) and a 5% forfeiture rate (year ended June 30, 2022 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended December 31, 2022, were $70,638 (2021 - $214,779). $44,042 was allocated to general and administrative expenses (2021 - $123,475) and the remaining $26,596 was allocated to research and development expenses (2021 - $91,304). Total expenses arising from share-based payment transactions recognized during the six months ended December 31, 2022, were $187,318 (2021 - $325,921). $109,113 was allocated to general and administrative expenses (2021 - $204,484) and the remaining $78,205 was allocated to research and development expenses (2021 - $121,437). Unrecognized compensation cost at December 31, 2022 related to unvested options was $160,554 which will be recognized over a weighted-average vesting period of 3.6 years.

10.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	December 31, 2022
$

Less than one year	433,190
One to five years	176,360
More than five years	-
Total undiscounted lease liabilities(1)	609,550
Less: imputed interest	(11,341)
Present value of lease liabilities	598,209

Less: Current portion of lease liabilities	(414,307)
Non-current portion of lease liabilities	183,902

(1)	Excludes estimated variable operating costs of $92,964 and $57,957 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

11.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. As of December 31, 2022, the outstanding stock options of 113,478 and warrants of 3,528,643 are anti-dilutive (2021 – 48,415 and 206,425 respectively) and are excluded from the weighted average number of common shares in the table below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	$	$	$	$

Net loss for the period	(2,101,087)	(4,282,814)	(5,611,287)	(7,254,429)
Basic and diluted loss per share	(0.91)	(7.73)	(3.54)	(14.03)
Weighted average number of common shares - basic and diluted	2,300,526	553,894	1,583,073	516,933

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

12.	SEGMENT INFORMATION

The following table presents information about the Company’s reportable segments for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	469,783	469,783	-	265,092	265,092
Cost of sales	-	(338,620)	(338,620)	-	(153,537)	(153,537)
Operating expenses	(1,702,473)	(662,811)	(2,365,284)	(3,572,727)	(850,926)	(4,423,653)
Other income	88,895	44,139	133,034	7,861	21,423	29,284
Net loss	(1,613,578)	(487,509)	(2,101,087)	(3,564,865)	(717,949)	(4,282,814)
Unrestricted cash	11,262,390	190,188	11,452,578	10,833,338	446,626	11,279,964

	Six Months Ended December 31,
	2022			2021
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	790,571	790,571	-	265,092	265,092
Cost of sales	-	(573,654)	(573,654)	-	(153,537)	(153,537)
Inventory write-down	-	(576,772)	(576,772)	-	-	-
Operating expenses	(3,902,289)	(1,451,173)	(5,353,462)	(6,465,378)	(850,926)	(7,316,304)
Other income (expense)	19,880	82,150	102,030	(71,103)	21,423	(49,680)
Net loss	(3,882,409)	(1,728,878)	(5,611,287)	(6,536,481)	(717,948)	(7,254,429)
Unrestricted cash	11,262,390	190,188	11,452,578	10,833,338	446,626	11,279,964

13.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the six months ended December 31, 2022, the following transactions were excluded from the statement of cash flows:

i)	On September 13, 2022, the Company issued 44,931 preferred investment options to its placement agent. The fair value of these investment options was $451,897 and was included in share issuance costs related to the September 2022 private placement.

ii)	On November 21, 2022, the Company issued 118,182 preferred investment options to its placement agent. The fair value of these investment options was $239,587 and was included in share issuance costs related to the November 2022 private placement.

iii)	As of December 31, 2022, the Company has unpaid financing costs of $63,871.

During the six months ended December 31, 2021, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	On October 13, 2021, the Company issued 2,050,000 common shares to BayMedica’s equity and convertible debt holders, pursuant to the acquisition of BayMedica. The fair value of these common shares was $3,013,500 and was included in the total consideration for the acquisition of BayMedica.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

14.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of December 31, 2022, the Company is committed for contract research services and materials at a cost of approximately $2,353,861. A total of $1,592,951 of these expenditures are expected to occur in the twelve months following December 31, 2022 and the balance of $760,910 in the following twelve month period.

Pursuant to the terms of agreements with various vendors, as of December 31, 2022, the Company is committed for contract materials and equipment at a cost of approximately $526,704, expected to occur in the twelve months following December 31, 2022.

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

Short-term investments include guaranteed investment certificates, with one year terms, of $43,053 (June 30, 2022 - $44,676) that are pledged as security for a corporate credit card.

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

BayMedica LLC (“BayMedica”), a wholly-owned subsidiary of the Company entered into a patent license agreement (“Agreement”) with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to the Licensor based on net sales of licensed products, with minimum payments required starting in 2021. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As of December 31, 2022, the Company has paid $300,000 for the minimum payments under the agreement. On February 10, 2023, BayMedica received a letter from the Licensor alleging a breach of the Agreement and asserting a right to monies thereunder. BayMedica disputes the Licensor’s interpretation of the Agreement and considers the counterparty’s only remedy under the Agreement to be the conversion of an exclusive technology license into a non-exclusive one. To date, the Licensor has not initiated a lawsuit. If a lawsuit is brought alleging a breach of the Agreement, the proceeding will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Agreement, the nature of the legal theory advanced by the counterparty, and the requirement under Ontario law that a contract must be interpreted in light of the “surrounding circumstances” at the time the contract was formed. Management will be better positioned to determine whether it is possible to estimate any potential loss following documentary and oral discovery, if any.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

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

As of December 31, 2022, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$1,551,470 which is equivalent to US$1,145,450 at the December 31, 2022 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each increase (decrease) of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain (loss), with a corresponding effect on cash flows, of $11,455 based on the December 31, 2022 net Canadian dollar assets (liabilities) position. During the six months ended December 31, 2022, the Company recorded foreign exchange loss of $84,384 (2021 – $72,619) related to Canadian dollars.

INMED PHARMACEUTICALS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

15.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Market Risk (cont’d):

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As of December 31, 2022, holdings of cash and cash equivalents of $11,023,864 (June 30, 2022 - $5,087,615) are subject to floating interest rates. The balance of the Company’s cash holdings of $428,714 (June 30, 2022 - $1,089,251) are non-interest bearing.

As at December 31, 2022, the Company held variable rate guaranteed investment certificates, with one-year terms, of $43,053 (June 30, 2022 - $44,676).

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at December 31, 2022, the Company has cash and cash equivalents and short-term investments of $11,495,631 (June 30, 2022 - $6,221,670), current liabilities of $2,400,743 (June 30, 2022 - $3,181,316) and a working capital surplus of $11,616,972 (June 30, 2022 - $6,416,460).

16.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). From February 11, 2022 to December 31, 2022, NRF rendered legal services in the amount of $491,749 to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

17.	SUBSEQUENT EVENTS

In January 2023, 70,019 of the September 2022 pre-funded warrants were exercised for a total of $70, and 1,668,185 of the November 2022 pre-funded warrants were exercised for a total of $167, resulting in the issuance of 70,019 and 1,668,185 common shares, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2022

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 23, 2022 and other filings with the Security and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended December 31, 2022, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical drug candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoid Products sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue, if ever, that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates and/or the success of our manufacturing technologies. Our net loss was $5.6 million and $7.3 million for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $99.1 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and December 31, 2022 by approximately $70.2 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	continue to advance research in the INM-900 series program, using rare cannabinoids in treating neurodegenerative diseases such as Alzheimer’s, Huntington’s and Parkinson’s;

●	investigate our Product Candidates for additional uses beyond the initial indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	continue to support our commercial operations at BayMedica

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	continue to further advance the research and development of various manufacturing technologies;

●	build internal infrastructure, including personnel, to meet our milestones; and

●

add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

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

Recent Developments

On November 21, 2022, we closed a $6.0 million private placement. Under the terms of the private placement, an aggregate of 1,818,185 common shares, or common share equivalents, and preferred investment options (“PIO”) to purchase up to an aggregate of 3,272,733 common shares, at an effective purchase price of $3.30 per common share and associated PIO. The PIOs have an exercise price of $3.044 per share, are exercisable immediately and have a term of seven years. After deducting the placement agent fees, we received net cash proceeds of approximately $5.4 million.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

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

Three and six months ended December 31, 2022

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

Research and development activities account for a significant portion of our operating expenses. During the first half of fiscal 2023, research and development expenses has decreased as our INM-755 program progressed from preclinical toxicology studies into the relatively less capital intense early human clinical trials. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

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

Comparison of the three months ended December 31, 2022 and 2021 for InMed Segment

	Three Months Ended December 31,
	2022	2021	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	587	1,980	(1,393)	-70%
General and administrative	1,090	1,566	(476)	-30%
Amortization and depreciation	26	26	-	0%
Total operating expenses	1,703	3,572	(1,869)	-52%
Interest and other income	68	5	63	1260%
Foreign exchange loss	20	3	17	567%
Net loss	$(1,615)	$(3,564)	$1,949	-55%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $1.4 million in our InMed segment, or 70%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease in research and development and patents expenses was due to a combination of lower legal fees, personnel expenses and decreased expenses related to the INM-755 program as we progressed from preclinical toxicology studies into the relatively less capital intense early human clinical trials.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

General and administrative expenses

General and administrative expenses decreased by $0.5 million in our InMed segment, or 30%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease results primarily from a combination of changes including lower personnel expenses, stock-based compensation expenses, accounting fees, investor relation expenses and legal fees, partially offset by higher consulting fees.

Foreign exchange loss

Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 567%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the three months ended December 31, 2022 and 2021 for BayMedica Segment

	Three Months Ended December 31,
	2022	2021	Change	% Change
	(in thousands)
Sales	$470	$265	$205	77%
Cost of sales	339	154	185	120%
Gross profit	131	111	20	18%

Operating expenses:
Research and development and patents	265	557	(292)	-52%
General and administrative	375	270	105	39%
Amortization and depreciation	23	23	-	0%
Total operating expenses	663	850	(187)	-22%
Interest and other income	47	21	26	124%
Tax expense	(3)	-	(3)	nm
Net loss	$(488)	$(718)	$230	-32%

Sales

Sales increased by $0.2 million in our BayMedica segment, or 77%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in distribution sales results from expanded marketing efforts to sell inventory on-hand. In addition, we acquired BayMedica on October 13, 2021 so the three months ended December 31, 2021 results were approximately 2 and a half months. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

Cost of Sales

Cost of goods sold increased by $0.2 million in our BayMedica segment, or 120%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in cost of goods sold is a result from the increase in sales mentioned above.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.3 million in our BayMedica segment, or 52%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease in research and development and patents expenses was primarily due to lower personnel expenses.

General and administrative expenses

General and administrative expenses increased by $0.1 million in our BayMedica segment, or 39%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase results primarily from a combination of changes including higher personnel expenses and sales and marketing expenses.

Comparison of the six months ended December 31, 2022 and 2021 for InMed Segment

	Six Months Ended December 31,
	2022	2021	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	1,666	3,471	(1,805)	-52%
General and administrative	2,183	2,939	(756)	-26%
Amortization and depreciation	53	55	(2)	-4%
Total operating expenses	3,902	6,456	(2,563)	-40%
Interest and other income	96	10	86	860%
Foreign exchange loss	(77)	(81)	4	-5%
Net loss	$(3,883)	$(6,536)	$2,653	-41%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $1.8 million in our InMed segment, or 52%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease in research and development and patents expenses was due to a combination of lower legal fees, personnel expenses and decreased expenses related to the INM-755 program as we progressed from preclinical toxicology studies into the relatively less capital intense early human clinical trials.

General and administrative expenses

General and administrative expenses decreased by $0.8 million in our InMed segment, or 26%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease results primarily from a combination of changes including lower personnel expenses, insurance fees, investor relation expenses, accounting fees and stock-based compensation expenses, partially offset by higher consulting fees.

Foreign exchange loss

Foreign exchange loss decreased by less than $0.1 million in our InMed segment, or 5%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

Comparison of the six months ended December 31, 2022 and 2021 for BayMedica Segment

	Six Months Ended December 31,
	2022	2021	Change	% Change
	(in thousands)
Sales	$791	$265	$526	198%
Cost of sales	574	154	420	273%
Inventory write-down	577	-	577	nm
Gross (loss) profit	(360)	111	(471)	-424%

Operating expenses:
Research and development and patents	564	557	7	1%
General and administrative	842	270	572	212%
Amortization and depreciation	45	23	22	96%
Total operating expenses	1,451	850	601	71%
Interest and other income	92	21	71	338%
Tax expense	(10)	-	(10)	nm
Net loss	$(1,729)	$(718)	$(1,011)	141%

Sales

Sales increased by $0.5 million in our BayMedica segment, or 198%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in distribution sales results from expanded marketing efforts to sell inventory on-hand in the second quarter of fiscal 2023. In addition, we acquired BayMedica on October 13, 2021 so the six months ended December 31, 2021 results were approximately 2 and a half months. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations and will consider other potential strategic alternatives for the commercial business.

Cost of Sales

Cost of goods sold increased by $0.4 million in our BayMedica segment, or 273%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in cost of goods sold is a result from the increase in sales mentioned above.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.6 million in our BayMedica segment for the six months ended December 31, 2022, with no comparable expenses in 2021. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure in the first quarter of fiscal 2023.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

Research and Development and Patents Expenses

Research and development and patents expenses increased by less than $0.1 million in our BayMedica segment, or 1%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in research and development and patents expenses was due to the inclusion of BayMedica operating results following the acquisition date on October 13, 2021. There were no comparable expenses in the first quarter of fiscal 2021.

General and administrative expenses

General and administrative expenses increased by $0.6 million in our BayMedica segment, or 212%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in general and administrative expenses was due to the inclusion of BayMedica operating results following the acquisition date on October 13, 2021. There were no comparable expenses in the first quarter of fiscal 2021.

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $11.5 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net cash used in operating activities	$(4,969)	$(6,188)
Net cash (used in) provided by investing activities	(500)	56
Net cash provided by financing activities	10,745	10,049
Net increase in cash and cash equivalents	$5,276	$3,917

Operating Activities

During the six months ended December 31, 2022, we used cash in operating activities of $5.0 million, primarily resulting from our net loss of $5.6 million combined with $0.2 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the six months ended December 31, 2021, we used cash in operating activities of $6.2 million, primarily resulting from our net loss of $7.3 million combined with $0.6 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

Investing Activities

During the six months ended December 31, 2022, cash used in investing activities of $0.5 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

During the six months ended December 31, 2021, cash provided by investing activities of less than $0.1 million resulted from cash acquired from the acquisition of BayMedica, partially offset by purchases of property and equipment.

Financing Activities

During the six months ended December 31, 2022, cash provided by financing activities of $10.7 million consisted of $12.0 million of gross proceeds from private placements of our common shares, offset by total transaction costs of $1.3 million.

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

Through December 31, 2022, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $5.6 million and $7.3 million for the six months ended December 31, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $99.1 million as of December 31, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and December 31, 2022 by approximately $70.2 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $11.5 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the last quarter of calendar 2023, depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2022

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no significant changes to these policies during the six months ended December 31, 2022.

Going Concern

Through December 31, 2022, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $5.6 million and $7.3 million for the six months ended December 31, 2022 and 2021, respectively. In addition, we have an accumulated deficit of $99.1 million as of December 31, 2022. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $70.2 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $11.5 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the last quarter of calendar 2023, depending on the level and timing of realizing revenues from the BayMedica commercial operations as well as the level and timing of the Company operating expense. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of December 31, 2022, the Chief Executive Officer and the Interim Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the items discussed in remediation below.

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Remediation measures include adding additional resources to our finance function, retaining the services of outside consultants and establishing additional review procedures over the accounting for complex and non-routine transactions. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 17, 2023	By:	/s/ Jonathan Tegge
Interim Chief Financial Officer