Form 10-Q
period 2023-03-31
InMed Pharmaceuticals Inc.
filed 2023-05-15
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, the registrant had 3,328,191 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2023 and 2022

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2023

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As of March 31, 2023 (unaudited) and June 30, 2022

Expressed in U.S. Dollars

		March 31,	June 30,
	Note	2023	2022

ASSETS		$	$
Current
Cash and cash equivalents		9,604,057	6,176,866
Short-term investments		43,055	44,804
Accounts receivable, net		170,299	88,027
Inventories	4	1,329,931	2,490,854
Prepaids and other current assets		695,203	797,225
Total current assets		11,842,545	9,597,776

Non-Current
Property, equipment and ROU assets, net	5	753,241	904,252
Intangible assets, net	6	1,986,826	2,108,915
Other assets		147,489	176,637
Total Assets		14,730,101	12,787,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7	1,829,924	2,415,265
Current portion of lease obligations	10	423,574	404,276
Deferred rent		16,171	-
Acquisition consideration payable		-	500,000
Total current liabilities		2,269,669	3,319,541

Non-current
Lease obligations, net of current portion	10	72,794	389,498
Total Liabilities		2,342,463	3,709,039
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
3,328,191 (June 30, 2022 - 650,667) issued and outstanding	8	77,620,252	70,718,461
Additional paid-in capital	8, 9	35,700,635	31,684,098
Accumulated deficit		(101,061,818)	(93,452,587)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		12,387,638	9,078,541
Total Liabilities and Shareholders’ Equity		14,730,101	12,787,580
Related Party Transactions (Note 16)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Expressed in U.S. Dollars

		Three Months Ended		Nine Months Ended
		March 31		March 31
	Note	2023	2022	2023	2022
		$	$	$	$

Sales		1,033,925	309,585	1,824,496	574,677
Cost of sales		841,414	127,308	1,415,068	280,845
Inventory write-down	4	-	-	576,772	-
Gross profit (loss)		192,511	182,277	(167,344)	293,832

Operating Expenses
Research and development and patents		878,303	1,753,545	3,108,312	5,781,867
General and administrative		1,412,727	1,915,017	4,438,083	5,124,670
Amortization and depreciation	5, 6	50,689	53,340	148,786	131,669
Total operating expenses		2,341,719	3,721,902	7,695,181	11,038,206

Other Income (Expense)
Interest and other income		155,497	30,964	343,881	62,389
Foreign exchange gain (loss)		(2,733)	32,996	(79,287)	(48,109)
Loss before income taxes		(1,996,444)	(3,475,665)	(7,597,931)	(10,730,094)

Tax expense		(1,500)	-	(11,300)	-
Net loss for the period		(1,997,944)	(3,475,665)	(7,609,231)	(10,730,094)

Net loss per share for the period Basic and diluted	11	(0.60)	(6.14)	(3.53)	(20.13)
Weighted average outstanding common shares Basic and diluted	11	3,328,191	566,062	2,156,283	533,070

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Expressed in U.S. Dollars

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Activity for the six months to December 31, 2022
Private placement	8	240,000	673,748	11,326,042	-	-	11,999,790
Share issuance costs	8	-	(115,955)	(1,895,311)	-	-	(2,011,266)
Agents’ investment options		-	-	691,483	-	-	691,483
Exercise of pre-funded warrants	8	699,325	3,586,170	(3,585,698)	-	-	472
Loss for the period		-	-	-	(5,611,287)	-	(5,611,287)
Share-based compensation	9	-	-	187,318	-	-	187,318
Balance December 31, 2022		1,589,992	74,862,424	38,407,932	(99,063,874)	128,569	14,335,051
Activity for the three months to March 31, 2023
Exercise of pre-funded warrants	8	1,738,199	2,757,828	(2,757,654)	-	-	174
Loss for the period		-	-	-	(1,997,944)	-	(1,997,944)
Share-based compensation	9	-	-	50,357	-	-	50,357
Balance March 31, 2023		3,328,191	77,620,252	35,700,635	(101,061,818)	128,569	12,387,638

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Activity for the six months to December 31, 2021
Private placement	10	35,600	1,459,051	10,540,635	-	-	11,999,686
Share issuance costs	10	-	(247,336)	(1,786,831)	-	-	(2,034,167)
Agents’ warrants		-	-	739,920	-	-	739,920
Exercise of pre-funded warrants	10	125,853	4,283,969	(4,283,654)	-	-	315
Acquisition of BayMedica	7	82,000	3,013,500	-	-	-	3,013,500
Loss for the period		-	-	-	(7,254,429)	-	(7,254,429)
Share-based compensation	11	-	-	325,921	-	-	325,921
Balance December 31, 2021		565,481	69,096,601	27,049,042	(82,106,899)	128,569	14,167,313
Activity for the three months to March 31, 2022
Cashless exercise of warrants	10	5,873	728,730	(728,730)	-	-	-
Loss for the period		-	-	-	(3,475,665)	-	(3,475,665)
Share-based compensation	11	-	-	195,085	-	-	195,085
Balance March 31, 2022		571,354	69,825,331	26,515,397	(85,582,564)	128,569	10,886,733

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended March 31, 2023 and 2022

Expressed in U.S. Dollars

	Note	2023	2022
Cash provided by (used in):		$	$

Operating Activities
Net loss		(7,609,231)	(10,730,094)
Items not requiring cash:
Amortization and depreciation	5, 6	148,786	131,669
Share-based compensation	9	237,675	521,006
Amortization of right-of-use assets		296,239	226,061
Loss on disposal of assets		-	11,355
Change in value of short-term investments		(392)	46
Unrealized foreign exchange loss		2,138	312
Inventory write-down	4	576,772	-
Bad debts		25,085	-
Changes in operating assets and liabilities:
Inventories		584,151	(933,260)
Prepaids and other currents assets		102,022	(323,653)
Other non-current assets		5,507	6,580
Accounts receivable		(107,357)	(22,535)
Accounts payable and accrued liabilities		(585,341)	(195,125)
Deferred rent		16,171	3,760
Lease obligations		(317,490)	(232,633)
Total cash used in operating activities		(6,625,265)	(11,536,511)

Investing Activities
Cash acquired from acquisition of BayMedica		-	91,566
Payment of acquisition consideration payable		(500,000)	-
Payment of deposit on equipment		(128,198)	-
Purchase of property and equipment		-	(39,108)
Total cash (used in) provided by investing activities		(628,198)	52,458

Financing Activities
Shares issued for cash	8	12,000,436	12,000,001
Share issuance costs	8	(1,319,782)	(1,294,247)
Repayment of debt		-	(261,514)
Settlement of debt upon acquisition of subsidiary		-	(425,000)
Total cash provided by financing activities		10,680,654	10,019,240
Increase (decrease) in cash during the period		3,427,191	(1,464,813)
Cash and cash equivalents beginning of the period		6,176,866	7,363,126
Cash and cash equivalents end of the period		9,604,057	5,898,313

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

Liquidity

Through March 31, 2023, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $7.6 million and $10.7 million for the nine months ended March 31, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of approximately $101.1 million at March 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash and cash equivalents of $9.6 million as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of calendar 2024, and possibly into the second quarter of calendar 2024 , depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. As a result of the recurring losses and requirement for cash in the first quarter of calendar 2024 or the second quarter of calendar 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended June 30, 2022.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

The Company’s 4 largest customers, represent 22%, 21%, 17% and 11%, totaling approximately 72% of our sales during the three months ended March 31, 2023. The Company’s 3 largest customers, represent 17%, 15% and 14%, totaling approximately 46% of its sales during the nine months ended March 31, 2023. As of March 31, 2023, 3 customers represented 29%, 20% and 12%, totaling 61% of total gross outstanding accounts receivable.

The Company’s 2 largest customers, represent 38% and 35%, totaling approximately 73% of our sales during the three months ended March 31, 2022. The Company’s 3 largest customers, represent 28%, 20% and 17%, totaling approximately 65% of our sales during the nine months ended March 31, 2022.

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2023	June 30, 2022
	$	$

Raw materials	387,071	292,577
Work in process	548,593	1,724,851
Finished goods	394,267	473,426
Inventories	1,329,931	2,490,854

During the nine months ended March 31, 2023, the write-down of inventories to net realizable value was $576,772 (2021 - $Nil). Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products.

5.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	March 31, 2023	June 30, 2022
	$	$

Right-of-Use Assets (leases)	1,167,436	1,167,436
Equipment	364,716	212,877
Leasehold Improvements	40,409	40,409
Property and equipment	1,572,561	1,420,722
Less: accumulated depreciation and amortization	(819,320)	(516,470)
Property, equipment and ROU assets, net	753,241	904,252

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

5.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET (cont’d)

Depreciation expense on property, equipment and leasehold improvements for the three and nine months ended March 31, 2023, was $10,586 and $26,697 (2022 - $7,908 and $18,371). Amortization expense related to the right-of-use assets for the three and nine months ended March 31, 2023, was $91,935 and $272,568 (2022 - $89,450 and $199,058) and was recorded in general and administrative expenses.

6.	INTANGIBLE ASSETS

	March 31, 2023	June 30, 2022
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated depreciation	(940,594)	(818,505)
Intangible assets, net	1,986,826	2,108,915

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years.

Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years.

At March 31, 2023, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the three and nine months ended March 31, 2023 was $40,103 and $122,089 (2022 - $45,430 and $113,296). The Company expects amortization expense to be incurred over the next five years as follows:

$

2023 (remaining)	39,230
2024	156,920
2025	156,920
2026	156,920
2027	156,920
Thereafter	1,319,916
1,986,826

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2023	June 30, 2022
	$	$

Trade payables	737,501	1,166,068
Accrued research and development expenses	322,050	839,638
Employee compensation, benefits and related accruals	692,636	139,120
Accrued general and administrative expenses	77,737	270,439
Accounts payable and accrued liabilities	1,829,924	2,415,265

8.	SHARE CAPITAL AND RESERVES

On September 7, 2022, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated interim financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

a)	Authorized

As of March 31, 2023, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of March 31, 2023 and June 30, 2022.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the period ended March 31, 2023, the Company completed the following:

September 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	90,000	$8.680	$781,200
Pre-funded Warrants Issued	601,245	$8.6799	5,218,746
Gross Proceeds			$5,999,946
Allocated to Additional Paid-in Capital			(5,589,570)
			$410,376
Share Issuance Costs			$(77,242)

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

8.	SHARE CAPITAL AND RESERVES (cont’d)

b)	Common Shares (cont’d)

On September 13, 2022, the Company closed a private placement of its common shares and issued an aggregate of 90,000 common shares and 601,245 pre-funded warrants, for gross proceeds of $5,999,946. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $77,242 allocated to common shares and the balance of $1,052,101 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of March 31, 2023, there were no pre-funded warrants outstanding.

November 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	150,000	$3.300	$495,000
Pre-funded Warrants Issued	1,668,185	$3.2999	5,504,844
Gross Proceeds			$5,999,844
Allocated to Additional Paid-in Capital			(5,736,472)
			$263,372
Share Issuance Costs			$(38,713)

On November 21, 2022, the Company closed a private placement of its common shares and issued an aggregate of 150,000 common shares and 1,668,185 pre-funded warrants, for gross proceeds of $5,999,844. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $38,713 allocated to common shares and the balance of $843,210 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of March 31, 2023, there were no pre-funded warrants outstanding.

c)	Share Purchase Warrants

The following is a summary of changes in share purchase warrants from July 1, 2022 to March 31, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance at July 1, 2022	244,767	$41.99	-
Cancelled	(179,231)	$18.50	-
Expired/Forfeited	(12,114)	$11.25	-
Balance at March 31, 2023	53,422	$127.75	-

d)	Agents’ Warrants

The following is a summary of changes in agents’ warrants from July 1, 2022 to March 31, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance at July 1, 2022	12,109	$92.91	-
Balance at March 31, 2023	12,109	$92.91	-

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance at July 1, 2022	233,100	$18.50	-
Granted	4,655,223	$4.65	-
Cancelled	(1,615,590)	$9.89	-
Balance at March 31, 2023	3,272,733	$3.044	-

f)	Agents’ Investment Options

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

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance at July 1, 2022	15,152	$26.81	-
Granted	163,113	$5.98	-
Balance at March 31, 2023	178,265	$7.75	-

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

As of March 31, 2023, there were 43,404 (June 30, 2022 – 18,163) options available for future allocation pursuant to SEC rules and 20% of the issued and outstanding shares according to the terms of the Plan. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2022 to March 31, 2023:

	Number	Weighted Average Exercise Price $

Balance at July 1, 2022	55,603	128.59
Granted	61,720	1.85
Expired/Forfeited	(6,961)	238.00
Balance at March 31, 2023	110,362	48.20

March 31, 2023:
Vested and exercisable	38,839	123.77
Unvested	71,523	7.16

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

9.	SHARE-BASED PAYMENTS (cont’d)

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the nine months ended March 31, 2023, was $1.37 per option (year ended June 30, 2022 - $21.04). Assumptions used for options granted during the nine months ended March 31, 2023 included a weighted average risk-free interest rate of 3.74% (year ended June 30, 2022 – 1.17%), weighted average expected life of 3.3 years calculated using the Simplified Method for directors, officers and employees, weighted average volatility factor of 122.98% (year ended June 30, 2022 – 97.15%), weighted average dividend yield of 0% (year ended June 30, 2022 – 0%) and a 5% forfeiture rate (year ended June 30, 2022 – 5%).

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended March 31, 2023, were $50,357 (2022 - $195,085). $28,442 was allocated to general and administrative expenses (2022 - $103,401) and the remaining $21,915 was allocated to research and development expenses (2022 - $91,684). Total expenses arising from share-based payment transactions recognized during the nine months ended March 31, 2023, were $187,318 (2022 - $521,006). $137,555 was allocated to general and administrative expenses (2022 - $307,885) and the remaining $100,120 was allocated to research and development expenses (2022 - $213,121). Unrecognized compensation cost at March 31, 2023 related to unvested options was $101,420 which will be recognized over a weighted-average vesting period of 3.9 years.

10.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	March 31, 2023
$

Less than one year	437,425
One to five years	63,951
More than five years	-
Total undiscounted lease liabilities(1)	501,376
Less: imputed interest	(5,008)
Present value of lease liabilities	496,368

Less: Current portion of lease liabilities	(423,574)
Non-current portion of lease liabilities	72,794

(1) Excludes estimated variable operating costs of $92,964 and $58,004 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

11.	BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. As of March 31, 2023, the outstanding stock options of 110,362 and warrants of 3,516,529 are anti-dilutive (2022 – 56,382 and 257,698 respectively) and are excluded from the weighted average number of common shares.

12.	SEGMENT INFORMATION

The following table presents information about the Company’s reportable segments for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	1,033,925	1,033,925	-	309,585	309,585
Cost of sales	-	(841,414)	(841,414)	-	(127,308)	(127,308)
Operating expenses	(1,711,010)	(630,709)	(2,341,719)	(2,977,705)	(744,197)	(3,721,902)
Other income	104,093	47,171	151,264	36,745	27,215	63,960
Net loss	(1,606,917)	(391,027)	(1,997,944)	(2,940,960)	(534,705)	(3,475,665)
Unrestricted cash	9,441,977	162,080	9,604,057	5,386,206	512,107	5,898,313

	Nine Months Ended March 31,
	2023			2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	1,824,496	1,824,496	-	574,677	574,677
Cost of sales	-	(1,415,068)	(1,415,068)	-	(280,845)	(280,845)
Inventory write-down	-	(576,772)	(576,772)	-	-	-
Operating expenses	(5,613,299)	(2,081,882)	(7,695,181)	(9,443,083)	(1,595,123)	(11,038,206)
Other income (expense)	123,973	129,321	253,294	(34,358)	48,638	14,280
Net loss	(5,489,326)	(2,119,905)	(7,609,231)	(9,477,441)	(1,252,653)	(10,730,094)
Unrestricted cash	9,441,977	162,080	9,604,057	5,386,206	512,107	5,898,313

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

13.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. During the nine months ended March 31, 2023, the following transactions were excluded from the statement of cash flows:

i)	On September 13, 2022, the Company issued 44,931 preferred investment options to its placement agent. The fair value of these investment options was $451,897 and was included in share issuance costs related to the September 2022 private placement.

ii)	On November 21, 2022, the Company issued 118,182 preferred investment options to its placement agent. The fair value of these investment options was $239,587 and was included in share issuance costs related to the November 2022 private placement.

During the nine months ended March 31, 2022, the following transactions were excluded from the statement of cash flows:

i)	On July 2, 2021, the Company issued warrants to its placement agent. The fair value of these warrants was $739,920 and was included in share issuance costs related to the July 2021 private placement.

ii)	On October 13, 2021, the Company issued 2,050,000 common shares to BayMedica’s equity and convertible debt holders, pursuant to the acquisition of BayMedica. The fair value of these common shares was $3,013,500 and was included in the total consideration for the acquisition of BayMedica.

iii)	On March 22 and 23, 2022, a total of 14,760 warrants were exercised on a cashless basis resulting in the issuance of 5,873 common shares.

14.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of March 31, 2023, the Company is committed for contract research services and materials at a cost of approximately $2,169,023, expected to occur in the twelve months following March 31, 2023.

Pursuant to the terms of agreements with various vendors, as of March 31, 2023, the Company is committed for contract materials and equipment at a cost of approximately $445,259, expected to occur in the twelve months following March 31, 2023.

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

14.	COMMITMENTS AND CONTINGENCIES (cont’d)

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

Short-term investments include guaranteed investment certificates, with one year terms, of $43,055 (June 30, 2022 - $44,676) that are pledged as security for a corporate credit card.

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

BayMedica LLC (“BayMedica”), a wholly-owned indirect subsidiary of the Company, entered into a patent license agreement (“Agreement”) with a third party (the “Licensor”) in an agreement dated February 15, 2021. BayMedica is required to make future royalty payments to the Licensor based on net sales of licensed products to maintain an exclusive license. In December 2021, BayMedica amended the Agreement including the deferral of the 2021 payments to 2022. As of March 31, 2023, BayMedica has paid $300,000 for the minimum payments under the Agreement. On February 10, 2023, BayMedica received a letter from the Licensor alleging a breach of the Agreement and asserting a right to monies thereunder. On April 6, 2023, BayMedica sent a letter to the Licensor disputing the Licensor’s interpretation of the Agreement and considering the counterparty’s only remedy under the Agreement to be either (a) the conversion of an exclusive technology license into a non-exclusive one or (b) to terminate the Agreement. The interpretation of a contract under Ontario law requires consideration of the surrounding circumstances at the time the contract was negotiated, and BayMedica is of the view that the text of the Agreement and the surrounding circumstances show that the remedy discussed above reflects the intention of the parties. On May 3, 2023, BayMedica received a further letter from the Licensor demanding payment of $950,209 and stated that it will commence legal proceedings to recover same. To date, the Licensor has not initiated a lawsuit. If a lawsuit is brought alleging a breach of the Agreement, the proceeding will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Agreement, the nature of the legal theory advanced by the counterparty, and the requirement under Ontario law that a contract must be interpreted in light of the “surrounding circumstances” at the time the contract was formed. Management will be better positioned to determine whether it is possible to estimate any potential loss following documentary and oral discovery, if any.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
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

As of March 31, 2023, the Company has a net excess of Canadian dollar denominated cash and cash equivalents in excess of Canadian dollar denominated accounts payable and accrued liabilities of C$1,969,113 which is equivalent to US$1,454,977 at the March 31, 2023 exchange rate. The Canadian dollar financial assets generally result from holding Canadian dollar cash to settle anticipated near-term accounts payable and accrued liabilities denominated in Canadian dollars. The Canadian dollar financial liabilities generally result from purchases of supplies and services from suppliers in Canada.

Each increase (decrease) of 1% in the Canadian dollar in relation to the U.S. dollar results in a gain (loss), with a corresponding effect on cash flows, of $14,550 based on the March 31, 2023 net Canadian dollar assets (liabilities) position. During the nine months ended March 31, 2023, the Company recorded foreign exchange loss of $86,214 (2022 – $35,228) related to Canadian dollars.

Interest Rate Risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As at March 31, 2023, holdings of cash and cash equivalents of $8,795,454 (June 30, 2022 - $5,087,615) are subject to floating interest rates. The balance of the Company’s cash holdings of $808,603 (June 30, 2022 - $1,089,251) are non-interest bearing.

As of March 31, 2023, the Company held variable rate guaranteed investment certificates, with one-year terms, of $43,055 (June 30, 2022 - $44,676).

The Company’s current policy is to invest excess cash in guaranteed investment certificates or interest-bearing accounts of major Canadian chartered banks or credit unions with comparable credit ratings. The Company regularly monitors compliance to its cash management policy.

INMED PHARMACEUTICALS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Expressed in U.S. Dollars)

15.	FINANCIAL RISK MANAGEMENT (cont’d)

a)	Credit Risk:

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

b)	Liquidity Risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases. As at March 31, 2023, the Company has cash and cash equivalents and short-term investments of $9,647,112 (June 30, 2022 - $6,221,670), current liabilities of $2,269,669 (June 30, 2022 - $3,181,316) and a working capital surplus of $9,572,876 (June 30, 2022 - $6,416,460).

16.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). From February 11, 2022 to March 31, 2023, NRF rendered legal services in the amount of $580,761 to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2023

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended March 31, 2023, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”). Together with our subsidiary BayMedica, LLC, we also have significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors (“Products”). Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSynTM. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates for InMed’s pharmaceutical product development pipeline or specific rare cannabinoid Products sold to end-product manufacturers by BayMedica, LLC. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the U.S. Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The active pharmaceutical ingredient (“API”) under development for our initial two drug candidates, INM-755 for Epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of novel cannabinoid analogs to treat diseases including but not limited to neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical Product Candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoid Products sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSynTM approach, thus negating any interaction with or exposure to the Cannabis plant.

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

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue that is sufficient to achieve profitability will depend heavily on the revenues generated from our products in the Health and Wellness sector, on the successful development and eventual commercialization of one or more of our Product Candidates and/or the success of our manufacturing technologies. Our net loss was $7.6 million and $10.7 million for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $101.1 million, which includes all losses since our inception in 1981. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2023 by approximately $72.2 million. We expect our expenses and operating losses will increase substantially over the next several years in connection with our ongoing activities as we:

●	continue to further advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance the INM-088 program, our drug candidate for the treatment of glaucoma;

●	continue to advance research in the INM-900 series program, using cannabinoid analogs in treating neurodegenerative diseases such as Alzheimer’s, Huntington’s and Parkinson’s;

●	investigate our Product Candidates for additional uses beyond their initial target indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;
●	continue to support our commercial operations and revenue-generating Products at BayMedica;
●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

●	maintain, expand, enforce, defend and protect our intellectual property;
●	continue to further advance the research and development of various manufacturing technologies;
●	build internal infrastructure, including personnel, to meet our milestones; and

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

Recent Developments

During the three months ended March 31, 2023, a licensor has alleged a breach of an agreement. This issue is discussed in Note 14 of the Financial Statements.

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

Three and nine months ended March 31, 2023

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

Three and nine months ended March 31, 2023

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in fiscal 2023 as compared to fiscal 2022, largely due to high start-up costs associated with the multicentre Phase II clinical trial in our INM-755 program during fiscal 2022. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

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

Comparison of the three months ended March 31, 2023 and 2022 for InMed Segment

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	713	1,386	(673)	-49%
General and administrative	972	1,566	(594)	-38%
Amortization and depreciation	26	26	-	0%
Total operating expenses	1,711	2,978	(1,267)	-43%
Interest and other income	107	4	103	2575%
Foreign exchange (loss) gain	(3)	33	(36)	(109)%
Net loss	$(1,607)	$(2,941)	$1,334	-45%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.7 million in our InMed segment, or 49%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in research and development and patents expenses was due to a combination of lower personnel expenses, legal fees and decreased expenses related to the INM-755 program as a result of high start-up costs associated with the multicentre Phase II clinical trial during fiscal 2022.

General and administrative expenses

General and administrative expenses decreased by $0.6 million in our InMed segment, or 38%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease results primarily from a combination of changes including lower investor relation expenses, stock-based compensation expenses, personnel expenses and legal fees.

Foreign exchange loss

Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 109%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

Comparison of the three months ended March 31, 2023 and 2022 for BayMedica Segment

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Sales	$1,034	$310	$724	234%
Cost of sales	841	127	714	562%
Gross profit	193	183	10	5%

Operating expenses:
Research and development and patents	165	368	(203)	-55%
General and administrative	441	349	92	26%
Amortization and depreciation	25	28	(3)	-11%
Total operating expenses	631	745	(114)	-15%
Interest and other income	49	27	22	81%
Tax expense	(2)	-	(2)	nm
Net loss	$(391)	$(535)	$144	-27%

Sales

Sales increased by $0.7 million in our BayMedica segment, or 234%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Additionally, BayMedica has now realized two consecutive quarters of material revenue growth, with increases of 46% and 120% in Q2 and Q3 2023, respectfully. Although there is no assurances this growth will continue in future quarters, this recent trend is encouraging. The increase in distribution sales results from expanded marketing efforts and increased demand in certain cannabinoid Products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on Products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $0.7 million in our BayMedica segment, or 562%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above.

Gross Profit

Gross profit margin was adversely affected by certain products in the portfolio, which, due to downward pricing pressure, resulted in inventory sell-through at a significantly reduced price point and reduced margin. As sales and marketing efforts continue to focus on products that contribute high margins, we envisage our overall gross profit and gross profit margins improving over the coming quarters.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.2 million in our BayMedica segment, or 55%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in research and development and patents expenses was primarily due to lower personnel expenses.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

General and administrative expenses

General and administrative expenses increased by less than $0.1 million in our BayMedica segment, or 26%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase results primarily from a combination of changes including higher personnel expenses, accounting fees, legal fees and sales and marketing expenses.

Comparison of the nine months ended March 31, 2023 and 2022 for InMed Segment

	Nine Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	2,379	4,857	(2,478)	-51%
General and administrative	3,156	4,505	(1,349)	-30%
Amortization and depreciation	78	81	(3)	-4%
Total operating expenses	5,613	9,443	(3,830)	-41%
Interest and other income	203	14	189	1,350%
Foreign exchange loss	(79)	(48)	(31)	65%
Net loss	$(5,489)	$(9,477)	$3,988	-42%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $2.5 million in our InMed segment, or 51%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in research and development and patents expenses was due to a combination of lower legal fees, personnel expenses and decreased expenses related to the INM-755 program as a result of high start-up costs associated with the multicentre Phase II clinical trial during fiscal 2022.

General and administrative expenses

General and administrative expenses decreased by $1.3 million in our InMed segment, or 30%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease results primarily from a combination of changes including lower personnel expenses, insurance fees, investor relation expenses, accounting fees, legal fees and stock-based compensation expenses, partially offset by higher consulting fees.

Foreign exchange loss

Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 65%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

Comparison of the nine months ended March 31, 2023 and 2022 for BayMedica Segment

	Nine Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Sales	$1,824	$575	$1,249	217%
Cost of sales	1,415	281	1,134	404%
Inventory write-down	577	-	577	nm
Gross (loss) profit	(168)	294	(462)	-157%

Operating expenses:
Research and development and patents	729	925	(196)	-21%
General and administrative	1,283	619	664	107%
Amortization and depreciation	70	51	19	37%
Total operating expenses	2,082	1,595	487	31%
Interest and other income	141	49	92	188%
Tax expense	(11)	-	(11)	nm
Net loss	$(2,120)	$(1,252)	$(868)	69%

Sales

Sales increased by $1.2 million in our BayMedica segment, or 217%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Additionally, BayMedica has now realized two consecutive quarters of material revenue growth, with increases of 46% and 120% in Q2 and Q3 2023, respectfully. Although there is no assurances this growth will continue in future quarters, this recent trend is encouraging. The increase in distribution sales results from expanded marketing efforts and increased demand in certain cannabinoid Products. In addition, we acquired BayMedica on October 13, 2021 so the nine months ended March 31, 2022 results were partially pro-rated. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on Products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $1.1 million in our BayMedica segment, or 404%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.6 million in our BayMedica segment for the nine months ended March 31, 2023, with no comparable expenses in 2022. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure in the first quarter of fiscal 2023. BayMedica continues to evaluate new manufacturing approaches for certain Products to increase competitive position in the marketplace.

Gross Profit

Gross profit margin was adversely affected by certain products in the portfolio, which, due to downward pricing pressure, resulted in inventory sell-through at a significantly reduced price point and reduced margin. As sales and marketing efforts continue to focus on products that contribute high margins, we envisage our overall gross profit and gross profit margins improving over the coming quarters.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.2 million in our BayMedica segment, or 21%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in research and development and patents expenses was primarily due to lower personnel expenses.

General and administrative expenses

General and administrative expenses increased by $0.7 million in our BayMedica segment, or 107%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in general and administrative expenses was due to the inclusion of BayMedica operating results following the acquisition date on October 13, 2021. There were no comparable expenses in the first quarter of fiscal 2022.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $9.6 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net cash used in operating activities	$(6,625)	$(11,536)
Net cash (used in) provided by investing activities	(628)	52
Net cash provided by financing activities	10,680	10,019
Net increase (decrease) in cash and cash equivalents	$3,427	$(1,465)

Operating Activities

During the nine months ended March 31, 2023, we used cash in operating activities of $6.6 million, primarily resulting from our net loss of $7.6 million combined with $0.3 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the nine months ended March 31, 2022, we used cash in operating activities of $11.5 million, primarily resulting from our net loss of $10.7 million combined with $1.7 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

Investing Activities

During the nine months ended March 31, 2023, cash used in investing activities of $0.6 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders and payment of deposit on equipment.

During the nine months ended March 31, 2022, cash provided by investing activities of less than $0.1 million resulted from cash acquired from the acquisition of BayMedica, partially offset by purchases of property and equipment.

Financing Activities

During the nine months ended March 31, 2023, cash provided by financing activities of $10.7 million consisted of $12.0 million of gross proceeds from private placements of our common shares, offset by total transaction costs of $1.3 million.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

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

Through March 31, 2023, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $7.6 million and $10.7 million for the nine months ended March 31, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $101.1 million as of March 31, 2023. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and March 31, 2023 by approximately $72.2 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $9.6 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of calendar 2024, and possibly into the second quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of Products in the Health & Wellness sector as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the progress, costs and results of our Phase 2 clinical trial for INM-755;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;
●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;
●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company;

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio; and

●	the level and timing of realizing revenues from the BayMedica commercial operations.

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

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and nine months ended March 31, 2023

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

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no significant changes to these policies during the nine months ended March 31, 2023.

Going Concern

Through March 31, 2023, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $7.6 million and $10.7 million for the nine months ended March 31, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $101.1 million as of March 31, 2023. Our accumulated deficit increased between 2014, when we began focusing on the development of cannabinoid-derived pharmaceuticals following the acquisition of Biogen Science Inc., and June 30, 2022 by approximately $72.2 million and we expect to continue to generate operating losses for the foreseeable future.

As of the issuance date of the condensed consolidated interim financial statements, we expect our cash and cash equivalents of $9.6 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of calendar 2024, and possibly into the second quarter of calendar 2024 , depending on the level and timing of realizing revenues from the BayMedica commercial operations as well as the level and timing of the Company operating expense. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of March 31, 2023, the Chief Executive Officer and the Interim Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the items discussed in remediation below.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any active legal proceedings that we believe to be material to the Company. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business, including the license matter discussed in Note 14 of the Financial Statements.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 15, 2023	By:	/s/ Jonathan Tegge
Interim Chief Financial Officer