Form 10-K
period 2023-06-30
InMed Pharmaceuticals Inc.
filed 2023-09-29
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $3,180,248.

On September 29, 2023, there were 3,328,191 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2023 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	The Company’s ability to stem operating losses and the Company’s ability to find further financing to fund operations.

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of the products in its portfolio;

●	Our researching, developing, manufacturing and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	The continued optimization of cannabinoid manufacturing approaches;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in high yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	The ability of the IntegraSyn approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSyn or other cost-effective approaches so that it will be commercial-scale ready after Phase 2 clinical trials are completed, after which time we may no longer need to source active pharmaceutical ingredients (“APIs”) from API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to monetize our IntegraSyn manufacturing approach to the broader pharmaceutical industry;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our IntegraSyn or BayMedica derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	Our ability to potentially earn revenue from our IntegraSyn approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of synthesizing rare cannabinoids for potential use in the pharmaceutical industry;

●	Our ability to successfully prosecute patent applications;

●	INM-088 being a once-a-day or twice-a-day eye drop medication that will compete with treatment modalities in the medicines category, and with the potential of INM-088 assisting in reducing the high rate of non-adherence with current glaucoma therapies;

●	Our belief that with a novel delivery system, the reduction of interocular pressure (“IOP”) and/or providing neuroprotection in glaucoma patients by topical (eye drop) application of cannabinoids will hold significant promise as a new therapy;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	Our ability to secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Our ability to expand our insurance coverage to include the commercial sale of Products and Product Candidates;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to execute our business strategy;

●	Our disclosure controls and procedures and internal control over financial reporting

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions; and

●	The competitive environment in which we and our business units operate.

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

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs (“Product Candidates”). We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds in important market segments. Such segments include clinically proven, FDA-approved pharmaceuticals, referred to herein as our “Product Candidates”, and “Products”, synthesized cannabinoids that are provided to wholesalers and end-product manufacturers in the health and wellness sector. Together with our subsidiary, BayMedica, we are developing multiple manufacturing approaches for synthesizing rare cannabinoids for potential use in pharmaceutical Product Candidates as well as leveraging this significant manufacturing know-how as a business to business (B2B) supplier to wholesalers and end-product manufacturers / marketers in the health and wellness sector. Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the US Food and Drug Administration (“FDA”) has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products as prescription-based drugs. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates and we do not utilize tetrahydrocannabinol (“THC”) or cannabidiol (“CBD”), the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The API under development for our initial two lead drug candidates, INM-755 for Epidermolysis bullosa (“EB”) and INM-088 for glaucoma, is cannabinol (“CBN”). Additional uses of both INM-755 and INM-088 are being explored, as well as the application of novel cannabinoid analogs in our ocular program and for our INM-900 series program to treat neurodegenerative diseases including but not limited to Alzheimer’s, Parkinson’s, and Huntington’s.

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical drug candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoids products sold through our B2B raw material supply business are integrated into various product formats by companies who then further commercializes such products. We access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSyn approach, thus negating any interaction with or exposure to the Cannabis plant.

Corporate Information

We were originally incorporated in the Province of British Columbia, under the Business Corporations Act (British Columbia) (the “BCBCA”), on May 19, 1981 and we have undergone a number of executive management, corporate name and business sector changes since this incorporation, ultimately changing our name to “InMed Pharmaceuticals Inc.” on October 6, 2014 to signify our intent to specialize in cannabinoid pharmaceutical product development. Our principal executive offices are located at Suite 310 – 815 W. Hastings Street, Vancouver, BC, Canada, V6C 1B4 and our telephone number is +1-604-669-7207. Our internet address is https://www.inmedpharma.com/.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has over 20 to 30 years of industry experience, including our CEO, COO, General Manager, and (Sr.) Vice Presidents of Clinical and Regulatory Affairs, of Preclinical Research and Development, of Discovery Research, of Chemistry, of Synthetic Biology, of Sales & Marketing and of Commercial Operations. Together, this team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization. Additionally, the team has significant experience in company formation, capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our Board is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of September 20, 2023, including our management team, we had 13 full time employees and we also utilize the services of several consultants. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to growing our business over the long-term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of our company. We have implemented compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business including competitive salaries, stock options awards to permanent employees (both upon initial hiring and annually thereafter), and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include, among others, our Code of Business Conduct as well as our policies for corporate disclosure, insider trading and whistle blower, all of which are posted on our website.

Rationale for Use of CBN and Cannabinoid Analogs in Pharmaceutical Drug Development

CBN is one of several non-intoxicating rare cannabinoids naturally produced in the Cannabis plant, albeit at significantly lower levels relative to the more commonly known THC and CBD. Despite their common origin, different cannabinoids have been observed to have distinct physiological properties. We are specifically exploring these unique effects of CBN, as well as other rare cannabinoids, and their therapeutic potential to treat disease. Extensive preclinical testing undertaken by us has identified several unique properties of CBN that outperformed both THC and CBD in various disease-related assays and models. CBN can act with higher potency when interacting with some receptor systems in the body, while acting with lower potency for others.

Rare vs. Major Cannabinoids: Types, Prevalence& Application

The CBN molecular formula is C21H26O2 and the molecular weight is 310.43 g/mol. CBN has no chiral centers. See Figure 1 below.

Figure 1. Structural Formula of CBN

CBN occurs naturally as a trace component of Cannabis, or as a degradation product of THC. However, our Product Candidates utilizing CBN contain highly purified, chemically synthesized CBN, rather than a biological extract from the plant.

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

INM-755, our lead product candidate, is being developed as a topical skin cream formulation containing CBN for the treatment of symptoms related to EB, a rare genetic skin disease characterized by fragile skin that blisters easily from minimal friction that causes shearing of the skin layers. In this patient population, it is common for the blisters to become open wounds that do not heal well.

In addition to relief of symptoms such as itch, inflammation, pain, and others, we believe INM-755 may impact the underlying disease by enhancing skin integrity in a subset of EB patients. We have completed more than 30 preclinical pharmacology and toxicology studies to investigate the effects of CBN. Several of these non-clinical studies explored the effect on important symptoms such as pain and inflammation. In in vitro pharmacology studies, CBN demonstrated activity in reducing markers of prolonged inflammation. CBN upregulated expression of a type of keratin called keratin 15, or “K15”, which might lead to skin strengthening and reduced blister formation in EB simplex, or “EBS”, patients with mutations in another keratin called keratin 14, or “K14”. The anti-inflammatory activity of CBN may be beneficial in healing chronic wounds caused by prolonged inflammation.

Following a review of our toxicology studies, a regulatory application to support our first Phase 1 clinical study in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019 and approved December 6, 2019 in the Netherlands. The initial Phase 1 clinical study evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. A regulatory application was approved April 17, 2020, for a second Phase 1 clinical study of healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase 1 trial, the second trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. The safety of INM-755 will continue to be assessed throughout its clinical development. INM-755 cream was well tolerated in the two Phase 1 clinical studies in healthy volunteers and, based upon this outcome, we advanced the product candidate into a Phase 2 clinical trial in patients with EB (Study 755-201-EB). Patient treatment in this study commenced in December 2021 and took place across 13 sites in seven countries including Austria, Germany, Greece, France, Italy, Israel and Spain. The Study completed enrollment in April 2023 and we released preliminary results in June 2023. INM-755 demonstrated sufficient anti-itch activity to warrant its further development as an anti-itch therapy in patients with EB or other diseases.

The purpose of the Phase 2 trial was to evaluate the safety of INM-755 CBN cream, which consists of the control cream plus the active pharmaceutical ingredient CBN, and obtain preliminary evidence of efficacy in treating symptoms and healing wounds over a 28-day period in patients with EB. All four subtypes of inherited EB, including EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome were accepted into the Phase 2 trial. The Phase 2 trial used a within-patient, double-blind design whereby matched index areas were randomized to INM-755 CBN cream or control cream.

Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cannabinol cream versus the control cream alone in an exploratory clinical evaluation. The results for non-wound itch were not statistically significant in this small trial due, in part, to the clinically important anti-itch effect of the underlying control cream. We are, nevertheless, encouraged by and satisfied with the INM-755 clinical data for non-wound itch treatment. That the majority of the assessed patients in the trial showed important improvement in non-wound itch from the application of INM-755, be it with similar outcomes to the control cream or better than the control cream, can be considered impressive. For a discussion of the results, please refer to Summary of Completed and Contemplated Clinical Development Plans. Full data from the study is expected to be published in the second quarter of fiscal year 2024.

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

For all current and future pharmaceutical Product Candidates we intend to submit new drug applications (“NDAs”) (or their international equivalents) in most major jurisdictions, including the U.S. either alone or with development/commercial partners.

We are actively establishing a broad patent portfolio to protect our commercial interests in utilizing CBN, other rare cannabinoid and cannabinoid analogs across these and other diseases. We have also filed multiple patent applications for our integrated, biosynthesis-based manufacturing approach. If granted, these patents may confer meaningful protection to the commercial potential for these technologies.

Rare Cannabinoid Products in the Health and Wellness Sector

Our wholly-owned subsidiary, BayMedica, LLC, is a revenue-stage biotechnology company leveraging its significant expertise in synthetic biology and pharmaceutical chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant rare cannabinoids for consumer applications. BayMedica is currently commercializing rare cannabinoids as a B2B supplier to distributors and manufacturers/ marketers in the health and wellness sector, including nutraceuticals, cosmetics, functional foods and beverages, as well as animal health markets. BayMedica currently has a robust portfolio of four different non-psychoactive cannabinoids including: cannabichromene (“CBC”), cannabidivarin (“CBDV”) tetrahydrocannabivarin (“THCV”) and cannabicitran (“CBT”).

Following the acquisition of BayMedica in 2021, a key priority in 2022 was accelerating commercial activities and building out a robust product portfolio as a supplier of raw ingredients to the health and wellness sector. While there was slower than expected revenue growth in 2022, we have seen increased demand through the first half of calendar 2023 due to better research of rare cannabinoids, companies and brands looking for product innovation and effects-based outcomes, and the ability of companies like ours to be able to reliably supply high quality rare cannabinoids with low batch-to-batch variations. During the financial year ended June 30, 2023, BayMedica had sales of approximately $4.1 million.

Supply chain optimization has been prioritized over the last 12 months to ensure there is an adequate inventory to meet demand for our products. BayMedica continues to optimize its manufacturing processes and supply chain logistics to reduce the overall cost of goods, while also improving the already high quality and purity levels for all products in its portfolio. BayMedica has also been working hard to augment sources of raw materials and to add to its downstream purification partners.

Although there are no assurances this growth will continue in future quarters, this recent trend is encouraging. The increase in sales results from expanded marketing efforts and increased demand in certain cannabinoid Products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on Products and Product Candidates that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Our Business Strategy

Our goal is to develop a pipeline of cannabinoid and proprietary cannabinoid analog prescription-based Product Candidates targeting treatments for diseases with high unmet medical needs as well as to develop proprietary manufacturing technologies to produce rare cannabinoid Products as raw ingredients to end-product manufactures within the health and wellness sector.

●	Advance cannabinoid pharmaceutical drug Product Candidates through preclinical and clinical development, thereby establishing important human proof-of-concept in multiple therapeutic applications

●	Develop and produce proprietary cannabinoid analogs for use in our drug development program

These activities are well underway, at various stages, for INM-755 for diseases of the skin, INM-088 for diseases of the eye and the INM-900 series for neurodegenerative diseases. Building upon preclinical data sets, we have the internal capabilities to design and execute, together with multiple external vendors, the preclinical data sets and clinical studies required to advance pharmaceutical drug candidates towards commercialization.

●	Actively seek avenues to accelerate drug development via licensing, partnering or sale to external companies

We do not currently have an internal organization for the sales, marketing and distribution of pharmaceutical products. With respect to the commercialization of each Product Candidate, we may rely on either i) a “go-it-alone” commercialization effort; ii) out-licensing to third parties; or, iii) co-promotion agreements with strategic collaborators for our Product Candidates. Any decision on a “go-it-alone” commercialization effort versus out-licensing to third parties will depend on various factors including, but not limited to, the complexity, the expertise required and related cost of building any such infrastructure for our Product Candidates. For INM-755 in EB, we are actively seeking development and commercial partnerships. For INM-088 in glaucoma, because of the potentially large number of clinical trial participants and the extensive sales effort required to reach a large number of prescribing physicians, we may consider exploring partnership opportunities early in the development process. The commercial strategy for the INM-900 series of compounds will be evaluated in due course.

●	Expand portfolio and revenues of rare cannabinoids into existing distribution network and to end-product manufacturers of specialty health and wellness products

●	Develop multiple cost-efficient manufacturing processes for high quality rare cannabinoids as APIs for our core internal drug candidate pipeline and for licensing opportunities of non-core drug candidates.

Leveraging off our extensive chemical synthesis and biosynthesis know-how, we are developing an integrative cannabinoid synthesis approach designed to produce bio-identical, economical, pharmaceutical-grade cannabinoids in a cost-efficient manner, called IntegraSyn. IntegraSyn is designed to offer superior yield, control, consistency and quality of rare cannabinoids when compared to alternative methods.

At the core of our activities, we are a pharmaceutical drug development company and a developer and supplier of rare, naturally occurring cannabinoids and their analogs that is focused on commercializing important cannabinoid-based medicines to treat diseases with high unmet medical needs.

Our Strengths

We are the only clinical-stage company with multiple cannabinoid drug candidates, in multiple therapeutic categories, that is also currently supplying rare cannabinoids to manufacturers in the health and wellness sector and who has internal expertise in multiple manufacturing approaches including chemical synthesis, biosynthesis and a proprietary, integrated biosynthesis-based manufacturing approach, called IntegraSyn, to meet the needs of the rapidly evolving markets for rare cannabinoids. Key strengths include:

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

Multiple manufacturing approaches.

The combined manufacturing technologies from InMed and BayMedica provide us with a competitive advantage to utilize the most cost-efficient methodology (i.e. chemical synthesis, biosynthesis, IntegraSyn) for the development and commercialization of new Products and Product Candidates and provision of rare bio-identical cannabinoids or their analogs to a wide spectrum of market opportunities.

Early mover status as a B2B supplier of rare cannabinoids to the health and wellness sector.

As demonstrated by the launch of several rare cannabinoids into the health and wellness sector, the team at BayMedica has substantial expertise in the commercial manufacturing scale-up to produce rare cannabinoids at large scale as well as extensive cannabinoid sales and marketing expertise. This know-how is important to establishing an early-mover status and to maintain cost leadership with regards to specific rare cannabinoids.

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

Two cannabinoid receptors in the human body are the endocannabinoid receptor 1 (“CB1”), which is more significant to the central nervous system, and endocannabinoid receptor 2 (“CB2”), which is more common with the immune system.

Significant investigation is currently underway to determine the role of cannabinoids in affecting other receptor systems in the human body.

Our Products, Product Candidates and Technologies

Development of a Flexible Suite of Processes for the Manufacturing of Cannabinoids

Introduction

While there are over 140 different individual cannabinoids in the Cannabis plant, the two most well-known and studied compounds are also the two that occur in the largest quantities: THC and CBD. Due to their relative abundance in the Cannabis plant, it is also only THC and CBD that can currently be extracted economically; this also now includes genetically modified plants designed to significantly increase quantities of cannabigerol (“CBG”) in harvested crops. Among other challenges, the expense of extraction – or that of synthetic manufacturing – of the remaining minor or rare cannabinoids, may be orders of magnitude greater than that of THC, CBD and CBG.

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

Development of InMed’s biosynthesis and IntegraSyn technologies:

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

Microorganisms do not naturally produce cannabinoids nor the enzymes required for their assembly. However, utilizing genome engineering to modify their metabolism, we have systematically introduced different aspects of the Cannabis plant’s metabolic pathways into a bacteria (E. coli), referred to as a host, and have reported what we believe to be the first-of-its-kind production of fully differentiated cannabinoids in this bacteria. This research served as the basis for the subsequent development of a new, integrated approach to cannabinoid manufacturing that we refer to as IntegraSyn. IntegraSyn is a flexible, integrative cannabinoid synthesis approach utilizing novel enzyme(s) to efficiently produce bio-identical, economical, pharmaceutical-grade cannabinoids without the risk and high-resource requirements of an agriculture growing operation.

IntegraSyn integrates various pharmaceutical manufacturing processes to maximize yield and minimize the cost of cannabinoid synthesis, in particular for pharmaceutical-grade products. We utilize proprietary, high efficiency enzymes produced via the E. coli biofermentation portion of the IntegraSyn approach for the production of a cannabinoid. Our enzymes are used in combination with cost-effective yet sophisticated substrates (or, starting materials) to produce a cannabinoid in bulk via a biotransformation process, which is then further processed with downstream purification steps including separation, purification and drying. This cannabinoid can be inventoried in bulk and used either as a finished API cannabinoid product or as a starting material for other cannabinoids. This further differentiation can utilize any one of several well-established manufacturing approaches – including enzymatic biotransformation and traditional chemical synthesis – to optimize yield, time and cost.

IntegraSyn

BayMedica’s Chemical Synthesis and Biosynthesis Technologies for the Development and Production of Cannabinoids, Their Variants and Analogs

BayMedica continues to develop cannabinoid manufacturing techniques that are ‘method agnostic’, utilizing the most practicable, expeditious and cost-effective means to produce any particular cannabinoid or novel cannabinoid compound.

Chemical Synthesis for the Development and Production of Cannabinoids

Chemical synthesis is a well-established, long-standing, robust and reliable method for the production of a myriad compounds for use in both consumer and pharmaceutical products, including such commonly used medications as vitamin-D and acetaminophen. The production of cannabinoids, in particular CBD and THC, by synthetic methods was first described in 1965 by Mechoulam, et. al. Although yields were typically less than 10% and the scales were small, this work paved the way for methods to synthesize these common cannabinoids as well as many rare and novel cannabinoid compounds. Today several companies such as Purisys, Biovectra, Kinetochem and Benuvia reliably manufacture a wide variety of common and rare cannabinoids to pharmaceutical API standards. However, because price points for these compounds have remained high, their utility in non-pharmaceutical applications has historically been limited.

Pharmaceutical chemistry methods have also been of paramount utility in the creation of combinatorial libraries of new chemical entities for drug discovery. We believe these pharmaceutical chemistry methods will also be of great value in the preparation of novel cannabinoid compounds with enhanced pharmacological activities and have leveraged our expertise to this end. Using combinations of pharmaceutical chemistry and biosynthesis, the BayMedica team has generated a wide variety of these compounds with the primary focus being on modifying the pentyl side chain found on many naturally occurring cannabinoids. We believe that unlike a traditional drug discovery approach using combinatorial libraries, our approach, because it does not change the core structure of each cannabinoid type, will result in a larger proportion of novel cannabinoids showing pharmacological activity, thus increasing the probability of a successful drug candidate. Prior to the acquisition by InMed, BayMedica delivered multiple novel cannabinoid analogs to InMed for evaluation. Since that time, we have developed additional New Chemical Entities (“NCEs”) with the ability to expand through existing and novel methods currently under development.

Chemical Synthesis-Derived Cannabinoids Commercialized by BayMedica

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

In calendar 1Q2019, a Material Services Agreement was completed with a multinational contract research, development and manufacturing organization (“Chemistry CDMO”) to facilitate the optimization and scale-up of BayMedica’s proprietary CBC manufacturing process using commercially available starting materials sourced from various manufacturers. We scaled to a batch size of greater than 1kg by calendar 3Q2019 at which time we contracted a leading U.S. manufacturer to provide the final purification of CBC to greater than 95% purity. This manufacturer also operates a North American (NA) based toll-processing facility with the capability to process from 10kg to metric ton quantities of our crude CBC material under food-grade GMP conditions. By late 4Q2019 our Chemistry CDMO had scaled the process to greater than 10kg, and by year end 2019 to almost 30kg with final purification at the NA contractor. We commenced commercial sales of CBC in November 2019.

Large scale manufacturing of crude CBC began at our Chemistry CDMO in 1Q2020 at >40kg. The emergence of the Covid-19 pandemic significantly impacted sales beginning in calendar 1H2020. Large scale production continued with current batch sizes exceeding 100kg.

Cannabicitran (CBT)

We have developed a process for the efficient chemical synthesis of CBT through both in-house R&D efforts and via our CDMO. We began scaling this process and conducted downstream processing and purification trials in late calendar 2H2021. We received initial purchase orders and commenced commercial sales of CBT in calendar 1Q2022.

Cannabidivarin (CBDV)

Beginning in early 2021, BayMedica worked internally and with external parties to access and develop manufacturing technologies for the chemical synthesis of the rare, non-intoxicating “varin” cannabinoid, CBDV. In calendar 4Q2021, via a Chemistry CDMO, we successfully scaled CBDV synthesis to commercial quantities and initiated procurement of starting materials sufficient to meet expected customer demand. In April 2022, we commenced B2B sales of CBDV to the health and wellness sector.  We have since developed a novel and efficient method allowing for the scalable preparation of CBDV at an improved costs of goods.

Tetrahydrocannabivarin (THCV)

As part of the R&D into manufacturing techniques to synthesize and produce CBDV, we also began researching and developing processes to convert CBDV to the non-intoxicating rare cannabinoid THCV. In conjunction with our Chemistry CDMO and our in-house team, we developed a robust pilot-scale process that produces THCV. We have now developed a purification process to produce the finished THCV material. We began scale-up of our novel process with this CDMO in calendar 1Q2022 and commenced sales in calendar 2Q2022. As new manufacturing approaches lead to reduced cost of goods for CBDV, these cost improvements benefit the THCV product as well.

Analogs of Cannabinoids / New Chemical Entities

In addition to the natural cannabinoids above, we have leveraged our expertise in pharmaceutical chemistry and biosynthesis to produce a number of novel cannabinoid analogs and variants of pharmaceutical interest.

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

Key Milestones:

On May 21, 2015, we commenced the development of our biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia under a project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis derived terpenoids”. On May 31, 2017, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on sub-licensing revenues. Royalties are payable, on a country-by-country basis, until such time as there is no longer a patent pending, unexpired patent or issued patent derived from the transfer technology, in any country. On May 15, 2018, we extended our Collaborative Research Agreement, which may be terminated by either party upon 30 calendar days written notice, with the University of British Columbia for an additional three years, which expired in 2021. Other than the 1% royalty, we do not have any ongoing financial commitments under these arrangements with the University of British Columbia.

We, in conjunction with our collaboration partners at the University of British Columbia, continue to advance the production platform for the biofermentation of cannabinoids. Optimization of the vector continued in parallel with the identification of optimal fermentation conditions and down-stream purification processes with third party contract manufacturing organizations. Optimization of the fermentation conditions was a project conducted with the National Research Council Canada at their dedicated fermentation facility in Montreal, Quebec. While we do not anticipate any new intellectual property arising from this venture, under the terms of this research agreement, the National Research Council of Canada owns all new intellectual property (“IP”) and we have a sole, fully-paid-up license to all commercialization rights of such IP. This project was initiated in October 2018 and concluded in the second half of 2019.

In February 2019, we entered into a separate process development collaboration by way of a Master Service Agreement with the Almac Group (UK), or “Almac”, a seasoned GMP pharmaceutical CDMO. Almac was initially tasked to develop a down-stream purification process to support the fermentation optimization activities at the National Research Council of Canada. In addition, we also engaged Almac to assist in the development of an “alternative” manufacturing process for cannabinoids which integrates the best available technologies across the spectrum of pharmaceutical drug production. This process is now referred to as IntegraSyn. In May 2020, we announced our working relationship with Almac on an integrated approach to augment current biosynthesis-based methods for cannabinoid production. The companies have been engaged in developing a streamlined cannabinoid manufacturing process, specifically optimizing the upstream cannabinoid assembly processes as well as downstream purification processes, to achieve cost-efficient, GMP-grade active pharmaceutical ingredients for prescription-based cannabinoid medications. Almac is an international, privately-owned organization which has grown organically over the past five decades now employing over 5,600 highly skilled personnel across 18 facilities including Europe, the US and Asia. We retain all rights to this new process while Almac retains certain rights-of-first refusal on the production and supply of certain precursors, or starting materials, for this alternative process.

Other Milestones Include:

●	September 22, 2020 – We announced the filing of a PCT patent application as part of a growing portfolio of intellectual property related to the IntegraSyn manufacturing approach for producing low-cost, pharmaceutical-grade cannabinoids (refer to “Intellectual Property”, below).

●	April 26, 2021 – We announced that the IntegraSyn cannabinoid manufacturing approach has achieved a level of 2g/L cannabinoid yield, a milestone that signals commercial viability and supports advancement to large-scale production in the coming months. Having achieved a 2g/L yield level, we will now focus on manufacturing scale-up to larger batch sizes while continuing process and enzyme optimization, targeting increased cannabinoid yield and further reducing the overall cost of goods. In parallel, we continue to prepare the manufacturing process to be Good Manufacturing Practice (“GMP”)-ready for pharmaceutical quality production.

Research and Development Pipeline of Therapeutic Drug Candidates

INM-755 for the Treatment of Epidermolysis bullosa (“EB”)

Introduction

INM-755 (CBN) cream is being developed as a proprietary, topical, single-cannabinoid product candidate intended as a therapy in dermatological diseases. The first clinical indication under development is EB. EB is a collective name for a group of genetic disorders of connective tissues characterized by skin fragility leading to extensive blistering and wounding. It affects skin and mucous membranes, particularly of the gastrointestinal tract, genitourinary and respiratory systems. EB is a debilitating disease affecting a small proportion of people in the United States, thus earning it an orphan-disease status. The disease has no definitive cure and all current treatments are directed towards symptom relief. There are, however, a number of products, mainly gene therapies, currently in clinical trials, in which a cure is being explored, according to several recent scientific publications. Our preclinical research has identified a specific cannabinoid, CBN, that may prove beneficial to patients: first, by addressing certain key disease hallmarks (which may include wound healing, infection, pain, inflammation, and itch); and second, by regulating the expression of various proteins (keratins) that may compensate for reduced expression of others.

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

In preclinical pharmacology studies, CBN demonstrated activity as an anti-inflammatory, antipruritic and antinociceptive agent. CBN upregulated expression of keratin 15 (K15), which might lead to skin strengthening and reduced blister formation in EBS patients with keratin 14 (K14) mutations. At the cream concentrations chosen for clinical development, it does not appear to impede wound healing of partial-thickness wounds. Its anti-inflammatory activity may be beneficial in healing chronic wounds caused by prolonged inflammation.

We have completed 20 safety pharmacology and toxicology studies to investigate the effects of CBN, with the longest treatment up to 28 days. We have also completed three Phase 1 safety and tolerability studies in healthy volunteers, two studies of which were conducted with varying concentrations of INM-755 cream and one study of which examined the non-CBN components of the cream base for INM-755. These foundational preclinical and clinical studies would support the use of INM-755 cream in clinical trials for many skin diseases, with treatment up to 28 days.

In June 2023 we completed a Phase 2 clinical trial in patients with EB. INM-755 demonstrated sufficient anti-itch activity to warrant its further development as an anti-itch therapy in patients with EB or other diseases.

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

There are four main subtypes of the inherited condition. Each of these subtypes can display a spectrum of phenotypic severity reflecting the types of mutations in different genes, together with modifying environmental factors. The types of mutations also determine the mode of inheritance, either autosomal dominant or autosomal recessive. The following table shows the pattern of inheritance and the defective genes and proteins in each:

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

There are only two therapies approved specifically for the treatment of EB. Filsuvez® (Oleogel-S10) has been approved in Europe and Great Britain for the treatment of skin wounds in patients with dystrophic or junctional EB and Krystal Biotech’s Vyjuvek® (beremagene gerperpavec, formerly B-Vec), a topical gene therapy for dystrophic EB. For those products currently envisioned or in clinical trials as topical treatments, wound healing and symptom relief are the primary endpoints.

According to public information, several topical investigational drug formulations are currently at various stages of clinical development for the treatment of EB, including:

●	Amryt Pharma’s Filsuvez® (formerly Oleogel-S10, or AP101), which is a topical product incorporating a betulin-based active ingredient formulated with sunflower oil. It causes the keratinocytes to migrate faster and to differentiate into mature epithelial skin cells. This product is currently approved in some jurisdictions for the treatment of partial-thickness wounds in adults and was recently approved for patients with dystrophic and junctional EB in Europe. The Phase 3 double blind study is complete and met its primary endpoint on time to first target wound closure (p=0.013). The 24-month open label extension study is ongoing (NCT03068780). The product was also submitted to the FDA for approval, where it had been granted orphan drug, rare pediatric disease and fast track designations. However, in February 2022 after several review extensions, the FDA formally rejected the application and asked for additional evidence. Amryt plans to work with FDA to address their concerns. Amyrt was acquired by the Italian company Chiesi Farmaceutici SpA in April, 2023.

●

Krystal Biotech’s Vyjuvek® (beremagene gerperpavec, formerly B-Vec) is a topical gene therapy for dystrophic EB. Vyjuvek® uses a modified herpes simplex virus to deliver instructions to generate type VII collagen (that is mutated in dystrophic EB) to skin cells. In May 2023, the FDA approved Vyjuvek®, for the treatment of wounds in patients 6 months of age and older with dystrophic epidermolysis bullosa with mutation(s) in the collagen type VII alpha 1 chain (COL7A1) gene.  Krystal had previously completed a Phase 3 study in 31 children and adults with dystrophic EB, where a significantly greater proportion of Vyjuvek®-treated wounds were completely healed at 3 months (71% vs 20%) and 6 months (67% vs 22%) compared with those given placebo gel. An 18-month open-label extension study is ongoing and expected to conclude this year.

●	Abeona EB-101 is an autologous, engineered cell therapy for RDEB, a rare connective tissue disorder without an approved treatment. Treatment with EB-101 involves using gene transfer to deliver COL7A1 genes into an RDEB patient’s own skin cells (keratinocytes) and transplanting them back to the patient to enable normal Type VII collagen expression and skin function. The VIITAL™ study is a Phase 3 randomized clinical trial investigating EB-101, an engineered cell therapy for the treatment of RDEB. Large chronic wounds treated in VIITAL™ measured greater than 20 cm2 of surface area and had remained open for more than six months. The VIITAL™ study met its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. EB-101 was shown to be well-tolerated with no serious treatment-related adverse events observed, consistent with past clinical experience.

●	Castle Creek Biosciences has a Phase 3 clinical trial that is active, but not recruiting. The purpose of this study is to determine whether administration of FCX-007 in addition to standard of care improves wound healing as compared to standard of care alone (control) in children, adolescents, and adults with Recessive Dystrophic Epidermolysis Bullosa. DEFI-RDEB is a multi-center, intra-patient randomized, controlled, open-label, Phase 3 study of FCX-007 for the treatment of persistent non-healing and recurrent RDEB wounds in approximately 24 subjects.

Other approaches have shown promise and are under investigation for the treatment of EB.

Regulatory Perspectives

According to the National Epidermolysis Bullosa Registry, the overall incidence is about 20 per million live births and prevalence is 11 per million in the United States. EB is designated as an “orphan disease”, and we plan to seek regulatory designation of INM-755 as such in the U.S. and similar designations in various jurisdictions should clinical trials progress. The FDA defines orphan products as “those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug”. The EMA has its own definition of orphan disease and, under the European definition, EB is also an orphan disease.

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

Regulatory Incentives for Orphan Product Development

Summary of Completed and Contemplated Clinical Development Plans

Phase 1 Clinical Trials (Studies 755-101-HV and 755-102-HV)

A regulatory application to support our first Phase 1 clinical trial in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019 and approved December 6, 2019 in the Netherlands. The initial Phase 1 clinical trial evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in 22 healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. Database completion and data analyses were delayed by pandemic restrictions. Study results were reported November 25, 2020. A blinded interim safety review from the first 16 subjects in this Phase 1 clinical trial were included in a regulatory application that was approved April 17, 2020, for a second Phase 1 clinical trial of 8 healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase 1 trial, the second clinical trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020 and the clinical trial completed treatment and evaluations at the end of September 2020. Study results were reported January 8, 2021.

Phase 2 Clinical Trial (Study 755-201-EB)

Regulatory applications to support this global trial were filed for review by the National Competent Authorities and Ethics Committees in 8 countries for 13 clinical sites. Approvals were obtained in all countries (Austria, France, Germany, Greece, Israel, Italy, Serbia, and Spain) as of March 2022. Enrollment and patient treatment began in December 2021 and completed in April 2023.

The goal of the Phase 2 study was to obtain safety and preliminary efficacy of INM-755 cream in treating symptoms and wound healing in patients with EB, using a within-patient design in which matched index areas were randomized to INM-755 cream or vehicle (no drug) cream in a blinded manner. A target of up to 20 patients were to be enrolled with treatment for 28 days, the longest period supported by nonclinical toxicology studies.

No single primary endpoint was set for the trial to allow for possible variations in presenting symptoms in each patient. These include the presence of open wounds, wound pain associated with dressing changes, background wound pain, wound itch, and itch in non-wound areas. To this end, InMed’s goal was to harvest data from the trial to evaluate the ability of INM-755 to treat chronic non-wound itch and to heal wounds and treat associated pain and itch.

The Phase 2 Trial enrolled a total of 19 patients. Data from one patient were excluded from efficacy analyses due to a significant protocol deviation. Of the 18 remaining patients whose data were considered reliable for clinical review, 17 were treated for chronic non-wound itch and one patient was treated for wound-related itch. The remaining endpoints (pain, wound healing) could not be analyzed due to too few enrollees with such symptoms.

Of the 18 participants assessed, chronic itch improved by a clinically meaningful amount in 12 patients (66.7%), of whom:

●	6 patients (33.3%) had the same level of itch improvement with INM-755 cream as with control cream;

●	5 patients (27.8%) treated with INM-755 showed meaningful anti-itch activity beyond that of the control cream; and

●	1 patient (5.6%) showed better itch reduction with the control cream.

In summary, results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cannabinol cream versus the control cream alone in an exploratory clinical evaluation. The results for non-wound itch were not statistically significant in this small trial due, in part, to the clinically important anti-itch effect of the underlying control cream. We are, nevertheless, encouraged by and satisfied with the INM-755 clinical data for non-wound itch treatment. That the majority of the assessed patients in the trial showed clinically meaningful improvement in non-wound itch from the application of INM-755, be it with similar outcomes to the control cream or better than the control cream, can be considered impressive.

There are a number of challenges associated with conducting an international multi-site clinical trial in an orphan disease, the largest being patient recruitment. For INM-755, the difficulties in patient enrollment were due to the low prevalence of EB (there are estimated to be only 50K people worldwide with variations of this particular genetic condition) and further complicated by COVID-related disruptions during the enrollment period.

The protocol-specified statistical analyses for non-wound itch were not statistically significant in favor of INM-755 due in part to the clinically important anti-itch effect of the underlying control cream. Nevertheless, that the majority of the assessed patients in the trial showed clinically meaningful improvement in non-wound itch from the application of INM-755, be it with similar outcomes to the control cream or better than the control cream, can be considered impressive. Notwithstanding the fact that statistical significance allows researchers to hold a degree of confidence that their findings are reliable, being not statistically significant but clinically important is a combination that typically occurs in a study that does not have a large enough sample size to detect a difference between groups such as is the case in this INM-755 trial. Under such circumstances, statistically significant differences between groups might fail to be detected.

The Phase 2 Clinical trial also demonstrated that CBN is safe and well-tolerated. As expected based on a Phase 1 safety study (755-101-HV) undertaken by the Company, systemic exposure of CBN was measured at very low concentrations (picograms/mL in plasma). There were no serious drug-related adverse events (“AEs”) and there were no withdrawals from treatment. Moderate headaches in one study participant were the only systemic AEs deemed ‘possibly related’ to study drug. Very few local AEs were reported in the treatment areas; they were transient and resolved without cessation of treatment. The Phase 2 Trial indicated that INM-755 CBN cream was very well tolerated on sensitive EB skin.

Based on the safety and efficacy data for treating non-wound itch in this EB study, as well as previous safety data from Phase 1 trials, we are now seeking R&D and commercial partnership opportunities for any continued development of INM-755 CBN cream. Continued development of INM-755 CBN cream will likely move beyond EB into broader indications involving chronic itch, with potentially much larger target populations and commercial opportunities than offered solely by the EB indication.

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

Key Milestones for the EB Program:

●	April 30, 2020 – We announced clinical trial application approval in the Netherlands for Study 755-102-HV, a randomized, double-blind, vehicle-controlled Phase 1 study designed to evaluate the safety and tolerability of INM-755 (two strengths) applied daily for 14 days on epidermal wounds in 8 healthy volunteers.

●	November 25, 2020 – We announced the top-line results of Study 755-101-HV (“Study 101”). Study 101 was a randomized, vehicle-controlled, double-blind, Phase 1 trial, that examined the safety and tolerability of two strengths of INM-755 cream on intact skin in 22 healthy adult volunteers over a 14-day treatment period. The Study 101 results indicate that INM-755 was safe and well-tolerated on intact skin, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. Drug concentrations in the blood were very low, as expected.

●	January 8, 2021 – We announced the top-line results of Study 755-102-HV (“Study 102”). Study 102 was a randomized, double-blind, vehicle controlled, single-center study, in 8 healthy adult volunteers to test the tolerability of 14 days of application of the INM-755 cream on epidermal wounds under treatment procedures designed to simulate wound care for Epidermolysis Bullosa (“EB”) patients with open wounds. Results of Study 102 indicate that INM-755 cream was safe and well-tolerated on induced open epidermal wounds, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. These data from Study 101 and Study 102 support moving forward into clinical trials in patients with EB.

●	April 28, 2021 – We announced that we filed Clinical Trial Applications (“CTAs”) in Austria, Israel and Serbia as part of a Phase 2 clinical trial of INM-755 (cannabinol) cream in Epidermolysis Bullosa (“EB”). Additional CTAs for 755-201-EB (the ‘201 study) will be submitted to National Competent Authorities (“NCAs”) and Ethics Committees (“ECs”) in France, Germany, Greece, and Italy in the coming weeks.

●	On September 30, 2021 - We announced commencement of a Phase 2 clinical trial, the 755-201-EB study, of INM-755 (cannabinol) cream in the treatment of EB, marking the first time cannabinol has advanced to a Phase 2 clinical trial to be studied as a therapeutic option to treat a disease. The 755-201-EB study is designed to enroll up to 20 patients. InMed will evaluate the safety of INM-755 (cannabinol) cream and its preliminary efficacy in treating symptoms and wound healing over a 28-day treatment period. All four subtypes of inherited EB; EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome are eligible for this study.

●	On July 25, 2022 – We announced, based on the safety data of the first five adult patients who completed treatment with INM-755 CBN cream for the treatment of symptoms in the Phase 2 clinical trial, an independent Data Monitoring Committee agreed it was safe to allow the enrollment of adolescent patients, defined as persons aged twelve to seventeen.

●	On March 28, 2023 - We announced we had concluded enrollment of our Phase 2 clinical trial using investigational drug INM-755 cannabinol (“CBN”) cream for the treatment of patients with EB. The Phase 2 study enrolled 19 of its targeted 20 patients.

●	On June 22, 2023 – We announced safety and efficacy results from the Phase 2 clinical trial (755-201-EB) for the treatment of symptoms in patients with EB.

Additional Indications for INM-755

Once a company has gone to the significant investments of bringing a new chemical entity into human clinical trials, the traditional approach is to investigate as many therapeutic uses of that product in different indications, or specific diseases. We intend to pursue this strategy with a co-development partner as a way to leverage our knowledge of CBN and investment in the development of INM-755 as a topical skin cream. Under the assumption that we would use the same formulation for other dermatological indications, there should be no need for further Phase 1 safety studies allowing us to proceed directly to Phase 2 safety and preliminary efficacy studies in humans, since the toxicology and initial human safety studies have been completed; however, the adequacy of the nonclinical and human safety data to support new dermatologic indications will be determined by the appropriate health authority.

INM-088 for the Treatment of Glaucoma

Introduction

Glaucoma is a chronic optic neuropathy that is typically characterized by high intraocular pressure (“IOP”). The cause of glaucoma is understood to be inadequate or obstructed drainage of the fluid in the eye, or “aqueous humor”, through a drainage membrane called the trabecular meshwork (“TM”), increasing the fluid pressure within the front part of the eye, or “anterior chamber”, and subsequently leading to pressure at the back part of the eye, or “posterior chamber”. The increased intraocular pressure exacts a toll on the nerve cells, called neurons, located at the back of the eye in the retina, thinning the mesh-like tissue in this region and resulting in damage to the neurons and specifically to the optic nerve, which provides the impulses of sight to the brain. This damage leads to blindness. Glaucoma is currently the second leading cause of blindness world-wide and is estimated to affect a population of about 76 million worldwide.

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

CBN is the key API in our second drug candidate, INM-088, which is in preclinical studies as a potential treatment for glaucoma. We conducted studies to test the ability of CBN to provide protection to the neurons at the back of the eye, referred to as “neuroprotection”, and reduce the intraocular pressure in the eye. We compared several cannabinoids, including CBD and THC, to determine which cannabinoid was the best drug candidate for the treatment of glaucoma. Of all of the cannabinoids we examined, CBN demonstrated the most optimal effect of neuroprotection. Furthermore, CBN also exhibited intraocular pressure reduction capability.

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

In addition to INM-088, we are aware of only one other pharmaceutical-grade cannabinoid-based therapy being evaluated for the treatment of glaucoma. Specifically, Skye Biosciences Inc. (“Skye”, formerly Emerald Biosciences) is developing NB1111 (THC-Val-HS), later renamed SBI-100, for the treatment of glaucoma. SBI-100 is a THC prodrug, which has demonstrated intraocular pressure-lowering efficacy in preclinical models. On July 13, 2023, Skye announced positive safety review for the final cohort of their Phase 1 study of SBI-100 ophthalmic emulsion.

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

CBN mediated attenuation of elevated pressure-induced apoptosis

CBN mediated attenuation of elevated pressure-induced apoptosis. 661W cells were treated in the presence of the indicated concentrations of CBN at increased atmospheric pressure (~20–25 mm Hg) for 6 h. Significant apoptosis was observed under elevated pressure in the pressure chamber (EP-VC) when compared to NP-VC. CBN at higher concentrations (0.5, 1.5 and 5 μM) but not at lower concentrations (0.015–0.15 μM) significantly inhibited pressure-induced apoptosis of 661W cells. Experiments were performed in triplicates, two independent times. The data is presented as mean ± SEM. #p < 0.05 against NP-VC analyzed by using an unpaired t-test; *p< 0.05 against EP-VC analyzed statistically by one-way ANOVA.

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

Key Milestones:

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

Additional indications in ocular disease

Similar to the strategy being pursued with INM-755, we intend to fully investigate the potential for CBN in INM-088 to treat a wide array of ocular diseases, in particular, the potential for CBN to provide neuroprotection across several diseases where blindness is the ultimate outcome. We are currently pursuing preclinical models to more closely study this effect and will leverage the toxicology and Phase 1 safety studies across these new indications, if deemed applicable. In addition, we are actively working with our collaborators to test selected potential cannabinoid analogs, produced by BayMedica, to demonstrate neuroprotection in other ocular indications such as Age-Related Macular Degeneration (AMD).

INM-900 series for the Treatment of Neurodegenerative diseases

Introduction

Our research demonstrating the neuroprotective capabilities of cannabinoids in the eye led us to investigate how cannabinoids might play a role in protecting other neurons in the human body, potentially, impacting different diseases. To this end, we initiated research on the neurons that are associated with the brain and how rare cannabinoids and cannabinoid analogs could affect neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

Alzheimer’s disease (“AD”) is a progressive neurodegenerative condition that predominantly afflicts the elderly, resulting in severe cognitive impairments. With the expected increase in life expectancy, there is a projected surge in AD prevalence, estimating that as many as 13.8 million Americans could be affected by the year 2050 (Diagnosis and Management of Dementia). This ailment is defined by the buildup of amyloid β (Aβ) plaques and neurofibrillary tangles within the brain, making it a central focus of neurological research for many years.

Several published in vitro and in vivo studies have been conducted to understand the effects of different cannabinoids in neuronal disorders.

To date, InMed has advanced discovery work for the potential use of proprietary cannabinoid analogs to improve neuronal function and provide neuroprotection for treating neurodegenerative disorders such as Alzheimer’s disease, Parkinson’s disease and Huntington’s disease. Screening for these indications has yielded interesting analog candidates and we will continue to conduct further research to find an appropriate compound to support the preclinical development program.

Thus far, we have identified two cannabinoid analogs (INM-900 series of compounds) demonstrating promising effects related to the treatment of neurodegenerative diseases and we are currently conducting studies using in vivo models in neurodegenerative disease to select the most appropriate candidate for clinical studies. Candidate selection and further efficacy readout is expected in Fall 2023.

Current treatments in Neurodegenerative Diseases

Brand	Company	Mechanism of Action	Status
Aducanumab (Aduhelm™)	Biogen	Anti-amyloid beta target both insoluble and soluble aggregates	Approved June 2021
Lecanemab (Leqembi™)	Biogen/ Eisai	Anti-amyloid beta, electively binds to large, soluble Aβ protofibrils	Approved January 2023
Gantenerumab	Roche	Anti-amyloid beta, target aggregated forms of AB including oligomers and plaques	Phase 3 failed November 2022
Donanemab	Eli Lilly	Anti-amyloid beta, target pyroglutamated AB in plaques	Data Expected in 2023
Semorinemab	Genentech	Anti-tau	Phase 2 Failed
HMTM	TauRx Therapeutics	Anti-Tau, tau aggregation inhibitor	Data expected 2023

Current medicines for Alzheimer’s treatments

Currently approved medications for Alzheimer’s disease fall into two main categories. The first category comprises drugs designed to address symptoms related to memory and cognitive function. While these medications cannot halt the damage that Alzheimer’s inflicts on brain cells, they can help alleviate or stabilize symptoms for a limited duration by influencing specific chemicals responsible for transmitting messages between nerve cells in the brain. Essentially, these medications aimed at preserving neurotransmitters. However, they do not replace the deteriorating ones and thus do not impede the disease’s progression. Over the past three decades, only four drugs have received approval for Alzheimer’s treatment, and while they can manage certain symptoms, they do not address the prevention or progression of the disease. These drugs, known as cholinesterase inhibitors and glutamate regulators, primarily target cognitive symptoms.

In recent years, there has been a growing emphasis on developing disease-modifying treatments that target the underlying biology of Alzheimer’s. One major focus of these research and development endeavors has centered on addressing the accumulation of amyloid plaques and the removal of both these plaques and tau proteins. This approach aligns with the long-standing amyloid hypothesis, which posits that Alzheimer’s is triggered by the buildup of amyloid beta protein (Aβ) in the brain. This accumulation leads to neuronal toxicity within the central nervous system, disrupting neuronal and synaptic function, ultimately culminating in neuronal degeneration and cell death.

Despite numerous challenges and a history of limited success, the approach to Alzheimer’s disease treatment has seen recent developments. In the past two years, the FDA has granted accelerated approvals to drugs developed by Biogen, namely aducanumab (approved in June 2021) and lecanemab (approved in January 2023), both are biologics. These medications mark the first two disease-modifying therapeutic interventions for Alzheimer’s disease.

Aducanumab is designed to target specific forms of beta-amyloid that accumulate and form plaques in the brain, with the goal of removing them. On the other hand, lecanemab works by inhibiting the formation of amyloid plaques within the brain. Although these drugs have shown promise in their ability to remove plaques or reduce their production, their effectiveness in enhancing cognitive function is limited.

Role of Cannabinoids in Alzheimer’s disease:

Numerous studies have indicated dysregulation of the Endocannabinoid System (ECS), which encompasses receptors, endocannabinoids, and synthesizing/metabolizing enzymes, in various neurodegenerative conditions, notably Alzheimer’s disease. These investigations have unveiled the potential of cannabinoids, both endogenous and synthetic, in mitigating the harmful effects of Alzheimer’s pathology. These cannabinoids have been suggested to diminish amyloid beta (Aβ) toxicity, reduce tau hyper-phosphorylation, and suppress neuroinflammatory responses while curbing the production of reactive oxygen species (ROS). As a result, they may enhance the survival of neurons in the aftermath of Aβ aggregation.

Cannabinoids exert their biological effects through two primary membrane receptors, Cannabinoid receptors 1 and 2 (CB1 and CB2), which are widely distributed in the central nervous system (CNS) and peripheral tissues. Activation of CB1 has demonstrated its ability to alleviate neurotoxicity in various Alzheimer’s disease models. Conversely, CB2 agonism and increased expression have been associated with the removal of Aβ by macrophages.

The precise molecular mechanisms responsible for safeguarding specific neuronal populations remain elusive. However, several observations support this concept: a) cannabinoids possess a capacity to exert broad effects on multiple molecular targets, including critical brain structures and behaviour; b) cannabinoids act not only through ECS receptors but also interact with other non-ECS receptors such as transient receptor potential vanilloid 1 (TRPV1), peroxisome proliferator-activated receptors (PPARs), and transcription factors like Nuclear factor kappa B; and c) cannabinoids exhibit anti-inflammatory properties, modulate neurotransmitter release, and limit oxidative stress, collectively contributing to the enhancement of neuronal viability.

Alzheimer’s disease (AD) is a progressive neurodegenerative condition primarily driven by the toxicity and disruption of proteostasis caused by misfolded Aβ protein. Cannabinoids have emerged as promising agents capable of preserving neuronal integrity and functionality, offering a potential strategy to slow down disease progression and enhance the quality of life for affected individuals. Furthermore, cannabinoids exhibit the capacity to mitigate neuroinflammation, shield against beta-amyloid-induced neurotoxicity, and mitigate neurodegeneration in animal models of AD. Additionally, research has unveiled dysregulation of the ECS in the brains of AD patients, which could contribute to the cognitive and behavioural symptoms associated with the disease.

Cannabinoids are highly lipophilic (dissolve in fats, oils and lipids) and can easily cross the blood-brain barrier, making them potential pharmaceutical targets for neurodegenerative disease. The capability to traverse the blood-brain barrier renders cannabinoid analogs promising candidates for pharmaceutical use in the treatment of neurological disorders.

The use of cannabinoids in AD treatment holds great promise; however, further research is needed to fully understand the mechanisms to develop safe and effective cannabinoid-based therapeutics. In addition to our INM-900 series of compounds, we are aware of no other pharmaceutical-grade cannabinoid-based therapy being evaluated for the treatment of glaucoma

Key Preclinical Results to Treat Neurodegenerative Diseases

Figure 1. Neuroprotection of human neuronal cells

Phyto-cannabinoids (pCBx) promote neuroprotection. (A) Amyloid peptide (Aβ, 5µM) induces cytotoxicity in SHSY5Y cells. Aβ1-42 insult induced approximately ~45% cytotoxicity of the SH-SY5Y cells. (B) Concurrent exposure of Aβ with pCBx at 5 µM and 10 µM concentrations protected cells from Aβ induced toxicity in a dose-dependent manner. Cell viability was determined by MTT assay.

Figure 2. Neurogenesis of human neuronal cells

Cannabinoid (pCBx) promotes neuritogenesis. Tuj1 Tubulins are building blocks of microtubules. As such, Tuj1 expression can reveal the fine details of axonal structures and dendrites. Therefore, changes in Tuj1 expression can be directly correlated with neuronal health and communication. (A) Photomicrographs illustrating Tuj1 expression in control and pCBx (5 and 10µM) treated cells. The formation of extended neurites and arborization is evident upon pCBx treatment.

Key Results:

In our investigations related to neurodegeneration and cannabinoids, we have demonstrated the following:

●	phyto(p)CBx significantly increases cell survival and attenuated increased Bax/Cas-3 expression in the presence of Aβ (5µM) in SH-SY5Y neuroblastoma cells;

●	pCBx treatment also improves neuritogenesis in human neuroblastoma cells, enhanced expression of neurite marker MAP2 and Tuj1; and

●	For behavioural studies, we have now established and validated the control and transgenic models for the study. 4-5 months old 5XFAD tg mice exhibited motor impairments in the open field, reduced anxiety behaviour in the elevated maze plus, and reduced exploratory behaviour in the novel object recognition test, indicating disease progression and impaired cognitive function. Experiments using cannabinoids in 5XFAD mice are in progress.

Next Steps for the INM-900 series in Neurodegenerative Diseases Program:

●	Complete ongoing proof of concept studies using in vivo models in neurodegenerative disease to select the most appropriate candidate for clinical studies

●	Commence additional preclinical studies starting in 2024

Key Milestones

●	November 3, 2021 - We announced the filing of an international patent application demonstrating neuroprotection and enhanced neuronal function using a rare cannabinoid for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease, Parkinson’s Disease, Huntington’s Disease and others. This Patent Cooperation Treaty (PCT) application, entitled “Compositions and Methods for Treating Neuronal Disorders with Cannabinoids”, specifies a rare cannabinoid that may inhibit or slow the progression of neurodegenerative diseases by providing neuroprotection in a population of affected neurons. Furthermore, the PCT application also demonstrates the subject cannabinoid compound can also be used to promote neurite outgrowth, signifying the potential to enhance neuronal function. The rare cannabinoid included in the PCT application is new to InMed’s portfolio.

●	April 28, 2022 – We announced initiated a research collaboration with the Department of Biotechnological and Applied Clinical Sciences, University of L’Aquila (Italy) in the laboratory of Dr. Mauro Maccarrone, an international expert in cannabinoid research and founding member of the European Cannabinoid Research Alliance. Dr. Maccarrone’s lab will be screening the Company’s novel cannabinoid analogs to investigate pharmacological properties and potential therapeutic uses.

●	November 16, 2022- We announced announces the launch of its neurodegenerative disease program (INM-900 series), investigating the effects of cannabinoid analogs in diseases such as Alzheimer’s, Huntington’s and Parkinson’s. In addition, Dr. Ujendra Kumar of the Faculty of Pharmaceuticals Sciences at UBC has been awarded an Alliance grant from NSERC, with InMed as the named industry partner. The funding will support the research and development studies of InMed’s cannabinoid pharmaceutical candidates, investigating their potential therapeutic effects in neurodegenerative diseases. The collaboration project is entitled “Pharmacological Characterization of Phytocannabinoids and the Endocannabinoid System.”

●	June 1, 2023 – We announced that results from a neurodegenerative disease study was presented in a scientific poster at the Canadian Neuroscience Meeting in Montreal from May 28-31, 2023. The InMed sponsored research, entitled “Cannabinoids modulate cytotoxicity and neuritogenesis in Amyloid-beta-treated neuronal cells”, demonstrated the ability of a specific rare cannabinoid (“pCBx”) in our INM-900 series of potential candidates that reduces amyloid toxicity and tau protein expression while enhancing neuronal cell growth and neuritogenesis markers in vitro, all considered to be important targets in the potential treatment of neurodegenerative diseases such as Alzheimer’s.

Manufacturing of Our Active Pharmaceutical Ingredients (API)

The CBN used in INM-755 and INM-088 and cannabinoid analogs used in the INM-900 series is currently either made in-house at BayMedica, or sourced from contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry. Changes in contract manufacturers or suppliers may require additional verification of the vendor’s quality systems, compliance, manufacturing process, testing and equivalency to the currently supplied CBN prior to use. This is intended to be an interim step to enable us to proceed with developing its formulations, execute preclinical toxicology studies and progress through Phase 1 and 2 clinical trials.

Bridging studies consisting of chemical analysis and, possibly, animal bioavailability studies may be required in order to switch our API from the current external manufacturing sources to our internal IntegraSyn based APIs.

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

InMed Patent Portfolio, August 2023

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Metabolic engineering of E. coli for the biosynthesis of cannabinoid products	Manufacturing Process	InMed, UBC[1]	PCT Application filed 09/05/2018	WO2019/046941	2038	Pending: AU, CA, EP, IL, IN, JP, KR, US
Compositions and methods for biosynthesis of terpenoids or cannabinoids in a heterologous system	Manufacturing Process	InMed, UBC[1]	PCT Application filed 3/6/2020	WO2020/176998	2040	Pending: AU, CA, CN, EP, JP, SG, US
Ocular drug delivery formulation (Hydrogel)	Formulation, Use	InMed	PCT Application filed 05/08/2018	WO2018/205022	2038	Granted: AU, EP, IN, JP Pending: CA, JP, MX, SG, US
Compositions and methods for use of cannabinoids for neuroprotection	Use	InMed	PCT Application filed 04/24/2020	WO2020/215164	2040	Pending: AU, CA, CN, EP, IL, IN, JP, KR, MX, SG, US, ZA
Topical formulations of cannabinoids and use thereof in the treatment of pain	Formulation, Use	InMed	PCT Application filed 09/21/2018	WO2019/056123	2038	Pending: EP, US
Use of topical formulations of cannabinoids in the treatment of epidermolysis bullosa and related connective tissue disorders	Use	InMed	PCT Application filed 05/04/2017	WO2017/190249	2037	Granted: IL, JP Pending: AU, CA, EP, JP, SG, US
Compositions and methods for treating neuronal disorders with cannabinoids	Use	InMed	PCT Application filed 10/21/2022	WO 2022/082313	2041	Pending: AU, CA, CN, EP, IL, JP, MX, US

BayMedica Patent Portfolio, September 2023

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Recombinant production systems for prenylated polyketides of the cannabinoid family	Manufacturing Process	BayMedica	PCT Application filed 05/10/2018	WO2018/209143	2038	Granted: US, US Pending: AU, CA, CN, EP, IN, MX
Cannabinoid analogs and methods for their preparation	New Chemical Entity; Manufacturing Process	BayMedica	PCT Application filed 10/31/2019	WO2020/092823	2039	Pending: AU, CA, CN, EP, IL, IN, JP, MX, US
Use of Type I and Type II polyketide synthases for the production of cannabinoids and cannabinoid analogs	Manufacturing Process	BayMedica	PCT Application filed 11/13/2019	WO2020/102430	2039	Pending: US
Preparation of cannabichromene and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 12/23/2020	WO2021/133989	2040	Pending: CA, CN, EP, IN, JP, US
Genetically modified yeast for the production of cannabigerolic acid, cannabichromenic acid and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2021	WO2021/150636	2041	Pending: CA, CN, EP, IN, JP, US
Acyl activating enzymes for preparation of cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2022	WO2022/159589	2042	Pending: CA, EP, IN, JP, US

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

2	Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others.

As of August 31, 2023, we have thirteen patent families covering manufacturing, Product Candidates, and novel methods for treating diseases including two for our INM-755 program (WO/2017/190249 and WO/2019/056123), one for our INM-088 program (WO/2020/215164) and one for treating neurodegenerative diseases (WO/2022/082313). If these patent applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of August 31, 2023, we have one patent family covering cannabinoid delivery technology for the ocular program (WO/2018/205022). If these patent applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

As of August 31, 2023, we have eight patent families covering manufacturing process for cannabinoids of interest (WO2019/046941, WO2020/176998, WO2018/209143, WO2020/092823, WO2020/102430, WO2021/133989, WO2021/150636 and WO2022/159589). If these patent applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

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

ITEM  1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect the Company. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth below.

●	Our IntegraSyn manufacturing approach may prove unsuccessful in achieving yields and/or cost levels required to be economically competitive with alternative methods of manufacturing.

●	Our prospects depend on the success of our Product Candidates which are at early-stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	Even if our Product Candidates advance through preclinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

●	If we have difficulty enrolling patients in clinical trials, the completion of the trials may be delayed or cancelled.

●	If clinical trials of our Product Candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.

●	If we experience delays in clinical testing, we will be delayed in commercializing our Product Candidates, and our business may be substantially harmed.

●	Negative results from clinical trials or studies of others and adverse safety events involving the targets of our products may have an adverse impact on our future commercialization efforts.

●	We intend to expend our limited resources to pursue our Product Candidates for certain indications and may fail to capitalize on other Product Candidates or other indications for our Product Candidates that may be more profitable or for which there is a greater likelihood of success.

●	The regulatory approval processes of the FDA, HC, the EMA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.

●	We intend to conduct clinical trials for our Product Candidates in several international jurisdictions, and acceptance by all regulatory authorities for such “international” data is not certain.

●	Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our Product Candidates.

●	Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our Product Candidates, which could adversely affect our revenue and results of operations.

●	Even if we are able to commercialize our Product Candidates, they may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, federal exclusion or debarment, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

●	Failure to comply with the U.S. Foreign Corrupt Practices Act, or “FCPA”, the Canadian Corruption of Foreign Public Officials Act, or “CFPOA”, and other global anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

●	Recent federal legislation and actions by state and local governments may permit reimportation of drugs from/to foreign countries where the drugs are sold at lower prices than in the country of origination, which could materially adversely affect our business and financial condition.

●	We are dependent upon our key personnel to achieve our business objectives.

●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

●	There may be changes in laws, regulations and guidelines which are detrimental to our business.

●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

●	Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

●	We expect to face intense competition, often from companies with greater resources and experience than we have.

●	If we receive regulatory approvals, we intend to market our Product Candidates in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

●	Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally, which would result in increased business and economic risks that could affect our financial results.

●	Product liability lawsuits against us could cause us to incur substantial liabilities.

●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

●	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

●	The COVID-19 coronavirus could adversely impact our business, including several key activities that are critical to our success.

●	The market prices for our common shares are volatile and will fluctuate.

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

●	Future offerings of debt or equity securities may rank senior to common shares.

●	Future sales of common shares by officers and directors may negatively impact the market price for our common shares.

●	We do not currently pay dividends on our common shares and have no intention to pay dividends on our common shares for the foreseeable future.

●	We are exposed to risks related to currency exchange rates.
●	For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common shares being less attractive to investors and could make it more difficult for us to raise capital as and when we need it.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements.

●	In connection with the audit of our financial statements as of and for the years ended June 30, 2023 and 2022, a significant deficiency and a material weakness, respectively in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

●	Future sales and issuances of our common shares or rights to purchase common shares pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our shareholders and may cause our share price to fall.

●	Provisions in our corporate charter documents and certain Canadian laws could delay or deter a change of control.

●	If securities or industry analysts publish inaccurate or unfavorable research about our business, our share price and trading volume may decline.

●	We are incorporated in Canada, with our assets and officers primarily located in Canada, with the result that it may be difficult for investors to enforce judgments obtained against us or some of our officers.

●	Our operating losses have raised substantial doubt regarding our ability to continue as a going concern.

●	We have incurred significant losses since our inception, we anticipate that we will continue to incur losses in the future.

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our Product Candidates.

●	We currently have limited commercial revenue and may never become profitable.

●	Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

●	Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

●	Changes to accounting standards may adversely impact the manner in which we report our financial position and operating results.

●	There is currently general economic uncertainty in the global markets.

●	Our success is largely dependent upon our patents, proprietary technology, and other intellectual property.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

●	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our Product Candidates for an adequate amount of time.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

●	Our existing collaboration agreements and any that we may enter into in the future may not be successful.

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

Risks Related to our Business and Industry

Our IntegraSyn manufacturing approach may prove unsuccessful in achieving yields and/or cost levels required to be economically competitive with alternative methods of manufacturing.

Given the early-stage of development of the IntegraSyn program and the risks inherent in research and development, it is too early to project the commercial viability of cannabinoids produced via this process. Potential negative outcomes from this program include but are not limited to:

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

We have limited resources to carry out objectives for our current and future preclinical studies and clinical trials. Since our inception as a pharmaceutical company in October 2014, we have conducted numerous preclinical experiments and are currently conducting early-stage clinical trials, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with less than 15 employees and, therefore, have limited internal resources both to conduct preclinical studies and clinical trials and to monitor third-party providers. As our Product Candidates advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Particularly in the United States but also in other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes in recent years regarding the healthcare system that could prevent or delay marketing approval of our Product Candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any Product Candidates for which we obtain marketing approval. Healthcare reform measures that have been and may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, or “FCPA”, the Canadian Corruption of Foreign Public Officials Act, or “CFPOA”, and other global anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

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

We will seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing shareholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our Product Candidates or grant licenses on terms that are not favorable to us.

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

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting once that firm begins its audits of internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In connection with the audit of our financial statements as of and for the years ended June 30, 2023 and 2022, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended June 30, 2023 and 2022, a material weakness, (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified control deficiencies arose from a lack of resources in our finance function, which rose to a material weakness due to segregation of duty issues.

In light of the identified material weakness, it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with PCAOB standards, additional control deficiencies may have been identified.

We have begun taking measures, and plan to continue to take measures, to remediate this material weakness. However, the implementation of these measures may not fully address this material weakness in our internal control over financial reporting, and, if so, we would not be able to conclude that they have been fully remedied. Our failure to correct this material weakness or our failure to discover and address any other control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our common shares, may be materially and adversely affected.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. These future issuances of common shares or common share-related securities to purchase common shares, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common shares.

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of September 20, 2023, there were 51,633 options available for future allocation pursuant to the 20% of the issued and outstanding shares allowed to be issued according to the terms of the Plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

Risks Related to our Financial Position and Capital Needs

Our operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended June 30, 2023 and June 30, 2022 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2023 of approximately $101.4 million. Our comprehensive losses for the fiscal years ended June 30, 2023 and 2022 were approximately $8.0 million and $18.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2023, we had approximately $9.0 million in cash, cash equivalents and short-term investments, which, we currently estimate funds our operations into the second half of fiscal 2024, and possibly into the third quarter of fiscal 2024 (being the second calendar quarter of 2024), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company’s operating expenses. Our ability to develop our research and development programs is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

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

In addition to the limited revenues from our BayMedica Products, our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our Product Candidates that we may develop, in-license or acquire in the future.

Even if we are able to successfully achieve regulatory approval for these Product Candidates, we do not know what the reimbursement status of our Product Candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any revenue from Product Candidates for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our Product Candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

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

As of our last fiscal year end, we had non-capital loss, or “NOL”, carry-forwards of approximately $71.6 million available to offset future taxable income in Canada and the United States. These NOL carry-forwards begin to expire in 2026.

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

Global Economic Uncertainty

Changes in the global economic environment have created market uncertainty and volatility in recent years. The market and demand for metal commodities and related products has in recent years been adversely affected by global economic uncertainty, reduced confidence in financial markets, the COVID-19 pandemic, bank failures and credit availability concerns. These macro-economic events negatively affected the mining and minerals sectors in general. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to reduced consumer spending, decreased employment rates, adverse business conditions, high inflation, high fuel and energy costs, high consumer debt levels, a lack of available credit, the state of turmoil in the financial markets, high interest rates and/or tax rates, may adversely affect the Company’s growth and profitability. Future economic shocks may be precipitated by a number of causes, including the slowdown in the Chinese economy, a rise in the price of oil and other commodities, climate change disasters, geopolitical instability, further wars or acts of terrorism, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

The Company assesses on a quarterly basis the carrying values of its assets. Should market conditions and commodity prices worsen and persist in a worsened state for a prolonged period of time, an assessment of the Company’s assets for impairment may be required.

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

The APIs used in all of our Product Candidates are currently sourced from either contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry as their manufacturing method. This is intended to be an interim step to enable us to proceed with developing our formulation, execute preclinical toxicology studies and progress through Phase 1 and 2 clinical trials, after which time we anticipate that we will have been able to successfully scale-up our IntegraSyn manufacturing approach so that it will be GMP- ready at pharmaceutical grade. Bridging studies consisting of chemical analysis and, possibly, animal studies may be required in order to switch our APIs from the current external manufacturing sources to our internally manufactured products. There is no guarantee that we will be successful in scaling up our IntegraSyn manufacturing process for cannabinoids, or successfully complete any required bridging studies, or be able to successfully transfer our IntegraSyn manufacturing process to a CDMO. The key risks and challenges associated with the development of the IntegraSyn process include: failure to continue optimization and development of the process manufacturing steps from the current scale while maintaining the same or greater output of the selected cannabinoid; equipment and techniques may not be able to be scaled up using existing commercial processing equipment; supply of the key starting materials for the process may not be secured to ensure stability and security of commercial supply; and, failure of the large scale process to consistently produce the selected cannabinoid within set specifications and meeting the process parameters and in process controls to enable the manufacturing process to be validated for GMP commercial production of an API, among others. Failing to accomplish these or other criteria for the IntegraSyn manufacturing process with a CDMO may mean that we are not able to produce certain cannabinoids in a cost-effective manner. This could result in us not being able to successfully commercialize or utilize our APIs in our Product Candidates, if any, that may obtain regulatory approval.

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

In conjunction with the acquisition of BayMedica, the Company acquired a facility lease agreement for approximately 7,000 square feet of office space in South San Francisco, California. The lease is set to expire in April 2024.

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

There were approximately 770 holders of record of our common stock as of September 20, 2023. On September 20, 2022, the last reported sales price per share of our common stock was $0.81 per share.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2023, and the related notes thereto, which have been prepared in accordance with U.S. GAAP, included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, including rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs. Together with our subsidiary, BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors. Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates for InMed’s pharmaceutical product development pipeline or specific rare cannabinoid Products sold to end-product manufacturers by BayMedica. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the FDA has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The API under development for our initial two drug candidates, INM-755 for EB and INM-088 for glaucoma, is CBN. Additional uses of both INM-755 and INM-088 are being explored, as well as the application of novel cannabinoid analogs to treat diseases including but not limited to neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s.

We believe we are positioned to develop multiple pharmaceutical Product Candidates in diseases which may benefit from medicines based on rare cannabinoid compounds. Most currently approved cannabinoid therapies are based specifically on CBD and/or THC and are often delivered orally, which has limitations and drawbacks, such as side effects (including the intoxicating effects of THC). Currently, we intend to deliver our rare cannabinoid pharmaceutical Product Candidates through various topical formulations (cream for dermatology, eye drops for ocular diseases) as a way of enabling treatment of the specific disease at the site of disease while seeking to minimize systemic exposure and any related unwanted systemic side effects, including any drug-drug interactions and any metabolism of the active pharmaceutical ingredient by the liver. The cannabinoid Products sold through our B2B raw material supply business are integrated into various product formats by the companies who then further commercializes such products. We access rare cannabinoids via all non-extraction approaches, including chemical synthesis, biosynthesis and our proprietary integrated IntegraSyn approach, thus negating any interaction with or exposure to the Cannabis plant.

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development of cannabinoids in 2014, our operations have focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our Company, business planning and capital raising. On October 13, 2021, we acquired BayMedica, Inc., now named BayMedica, LLC. Upon closing of the transaction, BayMedica became a wholly-owned subsidiary of InMed. To date, we have funded our operations primarily through the issuance of common shares.

We have incurred significant operating losses since our inception and since the acquisition of Biogen Science Inc. and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue that is sufficient to achieve profitability will depend heavily on the revenues generated from our products in the Health and Wellness sector, on the successful development and eventual commercialization of one or more of our Product Candidates and/or the success of our manufacturing technologies. Our net loss was $8.0 million and $18.6 million for the year ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $101.4 million, which includes all losses since our inception in 1981. We expect our expenses will remain steady as we:

●	seek partnerships to advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance research into the role of cannabinoids in treating ocular diseases;

●	continue to advance research in the INM-900 series program, using cannabinoid analogs in treating neurodegenerative diseases such as Alzheimer’s, Huntington’s and Parkinson’s;

●	investigate our Product Candidates for additional uses beyond their initial target indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	continue to support our commercial operations and revenue-generating Products at BayMedica;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	continue to further advance the research and development of various manufacturing technologies;

●	build internal infrastructure, including personnel, to meet our milestones; and

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

Recent Developments

We completed our Phase 2 trial on INM-755 in April of 2023, and we have released preliminary results in June 2023. We anticipate publishing the full data from the study in the second quarter of fiscal 2024.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in fiscal 2023 as compared to fiscal 2022, largely due to high start-up costs associated with the multicenter Phase 2 clinical trial in our INM-755 program during fiscal 2022. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Comparison of the year ended June 30, 2023 and 2022 for InMed Segment

	Year Ended June 30,
	2023	2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	2,864	5,986	(3,122)	(52)%
General and administrative	4,022	5,906	(1,884)	(32)%
Amortization and depreciation	105	107	(2)	(2)%
Total operating expenses	6,991	11,999	(5,008)	(42)%
Interest and other income	303	20	283	1,415%
Warrant modification expense	-	(1,314)	1,314	(100)%
Foreign exchange (loss) gain	(48)	(118)	70	(59)%
Net loss	$(6,736)	$(13,411)	$6,675	(50)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $3.1 million in our InMed segment, or 52%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease in research and development and patents expenses was due to a combination of lower personnel expenses, legal fees and decreased expenses related to the INM-755 program as a result of high start-up costs associated with the multicenter Phase 2 clinical trial during fiscal 2022.

General and administrative expenses

General and administrative expenses decreased by $1.9 million in our InMed segment, or 32%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease results primarily from a combination of changes including lower office and admin fees, investor relation expenses, stock-based compensation expenses, personnel expenses, accounting, and legal fees.

Foreign exchange loss

The Company’s functional currency is US dollar and our foreign exchange loss is predominantly due to transactions with foreign currency. Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 59%, for the year ended June 30, 2023, compared to the year ended June 30, 2022, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the year ended June 30, 2023 and 2022 for BayMedica Segment

	Year Ended June 30,
	2023	2022	Change	% Change

	(in thousands)
Sales	$4,136	$1,089	$3,047	280%
Cost of sales	2,424	546	1,878	344%
Loss on decline in NRV	309	-	309	100%
Gross profit	1,403	544	860	158%

Operating expenses:
Research and development and patents	868	1,296	(429)	(33)%
General and administrative	1,825	961	864	90%
Amortization and depreciation	98	79	19	24%
Impairment of intangible assets and goodwill	-	3,473	(3,473)	(100)%
Total operating expenses	2,791	5,809	(3,018)	(52)%
Interest and other income	189	76	111	142%
Tax expense	(13)	-	(13)	nm
Net loss	$(1,212)	$(5,189)	$3,977	(77)%

Sales

Sales increased by $3.0 million in our BayMedica segment, or 280%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. BayMedica has now realized three consecutive quarters of revenue growth, with increases of 46%, 100%, and 123% in Q2, Q3, and Q4 of fiscal year 2023, respectively. While we expect revenue fluctuations based on distributor order patterns, there are no assurances that this growth will continue in future quarters. However, the recent trend of increased sales is encouraging. The increase in distribution sales results from expanded marketing efforts and increased demand in certain cannabinoid products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $1.9 million in our BayMedica segment, or 344%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above Our cost of sales percentage fluctuates based on the Products mix sold.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.3 million in our BayMedica segment for the year ended June 30, 2023, with no comparable expenses in 2022. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure in the first quarter of fiscal 2023. BayMedica continues to evaluate new manufacturing approaches for certain products to increase competitive position in the marketplace.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.4 million in our BayMedica segment, or 33%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease in research and development and patents expenses was primarily due to lower personnel expenses and external consultants. This was offset by an increase in research supplies.

General and administrative expenses

General and administrative expenses increased by $0.9 million in our BayMedica segment, or 90%, for the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase results primarily from a combination of changes including higher personnel expenses, accounting fees, legal fees and sales and marketing expenses.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $9.0 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended June 30, 2023	Year Ended June 30, 2022
Net cash (used in) operating activities	$(7,283)	$(15,584)
Net cash (used in) investing activities	(662)	(673)
Net cash provided by financing activities	10,680	15,071
Net increase (decrease) in cash and cash equivalents	$2,735	$(1,186)

Operating Activities

During the year ended June 30, 2023, we used cash in operating activities of $7.3 million, primarily resulting from our net loss of $7.9 million combined with $0.6 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the year ended June 30, 2022, we used cash in operating activities of $15.9 million, primarily resulting from our net loss of $18.6 million combined with $2.7 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses, impairment of intangible assets and goodwill and warrant modification expense related to the change in fair value of warrants that were re-priced during the year.

Investing Activities

During the year ended June 30, 2023, cash used in investing activities of $0.7 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders and purchase of property and equipment.

During the year ended June 30, 2022, cash used in investing activities of $0.7 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders, settlement of loan receivable from BayMedica and purchases of property and equipment, partially offset by cash acquired from the acquisition of BayMedica.

Financing Activities

During the year ended June 30, 2023, cash provided by financing activities of $10.7 million consisted of $12.0 million of gross proceeds from private placements of our common shares, offset by total transaction costs of $1.3 million.

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

Through June 30, 2023, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $7.9 million and $18.6 million for the year ended June 30, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $101.4 million as of June 30, 2023.

As of the issuance date of the consolidated interim financial statements, we expect our cash and cash, cash equivalents and short-term investments of $9.0 million as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of calendar year 2024. depending on the level and timing of realizing BayMedica revenues from the sale of Products in the Health & Wellness sector as well as the level and timing of the Company operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2023. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Due to the impairment indicators discussed in Note 5 of our consolidated financial statements, as of June 30, 2022, the Company determined that intangibles assets of BayMedica that were associated with manufacturing and commercialization of our health and wellness products were impaired during the year ended June 30, 2022. Refer to Note 5 of our consolidated financial statements.

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

Going Concern

Through June 30, 2023, we have funded our operations primarily with proceeds from the sale of common shares. We have incurred recurring losses and negative cash flows from operations since our inception, including net losses of $7.9 million and $18.6 million for the years ended June 30, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $101.4 million as of June 30, 2023.

As of the issuance date of the consolidated financial statements, we expect our cash and cash equivalents and short-term investments of $9.0 million as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of calendar 2024, and possibly into the second quarter of calendar year 2024, depending on the level and timing of realizing revenues from the BayMedica commercial operations as well as the level and timing of the Company operating expense. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Year Ended June 30, 2023 and 2022

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

InMed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InMed Pharmaceuticals Inc. (the “Company”) as of June 30, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2023

New York, NY

September 29, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
InMed Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of InMed Pharmaceuticals Inc. (the Company) as of June 30, 2022, the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended June 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada
September 23, 2022

InMed Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

		June 30,	June 30,
	Note	2023	2022
ASSETS		$	$
Current
Cash and cash equivalents		8,912,517	6,176,866
Short-term investments		44,422	44,804
Accounts receivable, net		260,399	88,027
Inventories	3	1,616,356	2,490,854
Prepaids and other current assets		498,033	797,225
Total current assets		11,331,727	9,597,776

Non-Current
Property, equipment and ROU assets, net	4	723,426	904,252
Intangible assets, net	6	1,946,279	2,108,915
Other assets		104,908	176,637
Total Assets		14,106,340	12,787,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	8	1,608,735	2,415,265
Current portion of lease obligations	11	375,713	404,276
Deferred rent		16,171	-
Acquisition consideration payable		-	500,000
Total current liabilities		2,000,619	3,319,541

Non-current
Lease obligations, net of current portion	11	15,994	389,498
Total Liabilities		2,016,613	3,709,039
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 3,328,191 (June 30, 2022 - 650,667) issued and outstanding	9	77,620,252	70,718,461
Additional paid-in capital	9, 10	35,741,115	31,684,098
Accumulated deficit		(101,400,209)	(93,452,587)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		12,089,727	9,078,541
Total Liabilities and Shareholders’ Equity		14,106,340	12,787,580
Related Party Transactions (Note 15)
Subsequent Events (Note 16)

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in U.S. Dollars

		For the Years Ended
		June 30
	Note	2023	2022
		$	$

Sales		4,135,561	1,089,435
Cost of sales		2,423,588	545,889
Inventory write-down	3	308,937	-
Gross profit		1,403,036	543,546

Operating Expenses
Research and development and patents		3,732,056	7,282,615
General and administrative		5,847,518	6,867,030
Amortization and depreciation	4, 6	202,249	185,657
Impairment of intangible assets and goodwill	5	-	3,472,593
Total operating expenses		9,781,823	17,807,895

Other Income (Expense)
Interest and other income		492,440	96,090
Warrant modification expense		-	(1,314,307)
Foreign exchange loss		(48,175)	(117,551)
Loss before income tax expense		(7,934,522)	(18,600,117)

Income tax expense		(13,100)	-
Net loss for the year		(7,947,622)	(18,600,117)

Net loss per share for the year
Basic and diluted		(3.25)	(33.17)
Weighted average outstanding common shares
Basic and diluted		2,448,458	560,829

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2023 and 2022

Expressed in U.S. Dollars

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Private placement	9	240,000	673,748	11,326,042	-	-	11,999,790
Share issuance costs	9	-	(115,955)	(1,895,311)	-	-	(2,011,266)
Agents’ investment options		-	-	691,483	-	-	691,483
Exercise of pre-funded warrants	9	2,437,524	6,343,998	(6,343,352)	-	-	646
Loss for the period		-	-	-	(7,947,622)	-	(7,947,622)
Share-based compensation	10	-	-	278,155	-	-	278,155
Balance June 30, 2023		3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2021		322,028	60,587,417	21,513,051	(74,852,470)	128,569	7,376,567
Private placement	9	35,600	1,459,051	10,540,635	-	-	11,999,686
ATM offering, net of issuance costs	9	10,759	146,533	-	-	-	146,533
Registered direct and private placement		65,002	754,072	4,245,508	-	-	4,999,580
Share issuance costs	9	-	(375,220)	(2,506,795)	-	-	(2,882,015)
Agents’ warrants		-	-	739,920	-	-	739,920
Agents’ investment options		-	-	192,492	-	-	192,492
Exercise of pre-funded warrants	9	125,853	4,283,969	(4,283,654)	-	-	315
Exercise of warrants	9	6,293	769,260	(769,260)	-	-	-
Acquisition of BayMedica	7	82,000	3,013,500	-	-	-	3,013,500
Shares issued for consulting services		3,132	79,879	-	-	-	79,879
Warrant modification expense	9	-	-	1,314,307	-	-	1,314,307
Loss for the period		-	-	-	(18,600,117)	-	(18,600,117)
Share-based compensation	10	-	-	697,894	-	-	697,894
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2023 and 2022

Expressed in U.S. Dollars

	Note	2023	2022
		$	$
Cash provided by (used in):

Operating Activities
Net loss		(7,947,622)	(18,600,117)
Items not requiring cash:
Amortization and depreciation	4, 6	202,249	185,657
Share-based compensation	10	278,155	697,894
Shares issued for services		-	79,879
Amortization of right-of-use assets		393,748	326,133
Loss on disposal of assets		-	11,355
Interest income received on short-term investments		(803)	(115)
Unrealized foreign exchange loss		1,183	1,770
Impairment of intangible assets and goodwill		-	3,472,593
Inventory write-down	3	308,937	-
Bad debts		46,775	-
Warrant modification expense		-	1,314,307
Changes in operating assets and liabilities:
Inventories		565,561	(2,003,732)
Prepaids and other currents assets		299,192	190,661
Other non-current assets		5,507	(61,432)
Accounts receivable		(219,147)	(40,008)
Accounts payable and accrued liabilities		(806,530)	(811,599)
Deferred rent		16,171	(5,142)
Lease obligations		(426,575)	(341,862)
Total cash used in operating activities		(7,283,199)	(15,583,758)

Investing Activities
Cash acquired from acquisition of BayMedica		-	91,566
Payment of acquisition consideration payable		(500,000)	(300,457)
Payment of deposit on equipment		(1,790)	-
Purchase of property and equipment		(160,014)	(39,108)
Sale of short-term investments		(42,268)	-
Purchase of short-term investments		42,268	-
Loan receivable		-	(425,000)
Total cash (used in) provided by investing activities		(661,804)	(672,999)

Financing Activities
Shares issued for cash	9	12,000,436	17,146,114
Share issuance costs	9	(1,319,782)	(1,784,791)
Repayment of debt		-	(290,826)
Total cash provided by financing activities		10,680,654	15,070,497
Increase (decrease) in cash during the period		2,735,651	(1,186,260)
Cash and cash equivalents beginning of the period		6,176,866	7,363,126
Cash and cash equivalents end of the period		8,912,517	6,176,866

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes		$-	$-
Interest		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred investment options to its placement agent		$691,484	$192,491
Warrants to its placement agent		$-	$739,920
Shares issued for acquisition		$-	$3,013,500

The accompanying notes form an integral part of these consolidated financial statements.

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Going Concern

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

Through June 30, 2023, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $7.9 million and $18.6 million for the years ended June 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of approximately $101.4 million at June 30, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $9.0 million as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

COVID-19 Impacts

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the and for the year ended June 30, 2023, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the estimate of useful life of intangible assets, the application of the going concern assumption, and determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, and warrant valuations.

Actual results could differ from those estimates.

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

Business Combinations

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. If the Company’s interest in the fair value of the acquiree’s net identifiable assets exceeds the cost of the acquisition, the excess is recognized in earnings. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value.

Short-term Investments

Short-term investments include fixed and variable rate guaranteed investment certificates, with terms greater than three months and less than twelve months. Due to the short term nature of these investments the fair value of the investments approximates the current value. Guaranteed investment certificates are convertible to known amounts of cash and are subject to an insignificant risk of change in value.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were $66,775 and $20,000 as at June 30, 2023 and 2022 respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (CDIC) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of June 30, 2023, was $3.8 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

As of June 30, 2023, we had three customers with an accounts receivable balance representing 41%, 30% and 15% of total accounts receivable.

For the year ended June 30, 2023, the Company had four customers that accounted for 22%, 17%, 16% and 11% of revenue. For the year ended June 30, 2022, the Company had three customer that accounted for 21%, 20%, and 11% of revenue.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of June 30, 2023, the Company has $93,820 as a valuation allowance to reduce weighted average cost to net realizable value. As of June 30, 2022, no amounts had been charged to the valuation allowance. During the year ended June 30, 2023 and 2022 the Company record an inventory write-down of $308,937 and $Nil respectively.

Property, Equipment and ROU Assets, Net

Computer equipment, lab equipment and furnishings are recorded at cost, less accumulated depreciation and accumulated impairment losses. The initial cost of computer equipment, lab equipment and furnishings comprises their purchase price. The computer equipment, lab equipment and furnishings are reviewed at least once per year for impairment. Equipment and furniture are depreciated using the straight-line method based on their estimated useful lives as follows:

●	Computer equipment – 5 years

●	Lab equipment – 6 - 10 years

●	Furnishings – 5 years

Computer equipment, lab equipment and furnishings, acquired or disposed of during the year, are depreciated proportionately for the period they are in use.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. Based on the completion of the impairment test, the Company recorded an impairment charge of $Nil and $1,449,554 for Long-Lived Assets for the years ended June 30, 2023, and 2022, respectively. (See Note 5)

Goodwill

The Company tests goodwill for potential impairment annually on June 30, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company’s operations consist of two operating and reportable segments, InMed Pharmaceuticals (the “InMed” segment) and BayMedica (the “BayMedica” segment). In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount and records an impairment charge if the carrying value exceeds the fair value. Based on the completion of the annual impairment test, the Company recorded an impairment charge of $2,023,039 for Goodwill for the years ended June 30, 2022, respectively. (See Note 5)

Financial Assets and Liabilities

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

Short-term investments are subsequently recorded at cost plus accrued interest, which approximates fair value due to short term nature. Accounts receivable are reported at outstanding amounts, net of provisions for uncollectable amounts.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2023 and 2022 due to their immediate or short-term maturities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2023, and June 30, 2022, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2023, and 2022, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2023, 2022, 2021, and 2020 United States and Canadian tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s tax returns are currently under examination.

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

Revenues within the scope of ASC 606 do not include material amounts of variable consideration. Customer payments are generally due in advance of when control is transferred to the customer. Some of our larger customers with which we have history with are eligible for payment terms up to net 30.

Cost of Sales

Cost of sales consists primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for the Company’s manufacturing business.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	Year ended June 30,
	2023	2022
Options	102,642	55,603
Warrants	3,516,529	505,128
	3,619,171	560,731

Share-based Payments

The Company follows the requirements of FASB ASC 718-10-10, Share-Based Payments with regards to stock-based compensation issued to employees and non-employees. The Company has agreements and arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock-based compensation is equal to the fair value of the stock price on the day the stock was awarded multiplied by the number of shares awarded. The Company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.

The valuation methodology used to determine the fair value of the options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

Estimated volatility is a measure of the amount by which InMed’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

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

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry (See Note 13).

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

3.	INVENTORIES

Inventories consisted of the following:

	June 30, 2023	June 30, 2022
	$	$

Raw materials	208,737	292,577
Work in process	514,113	1,724,851
Finished goods	893,506	473,426
Inventories	1,616,356	2,490,854

During the year ended June 30, 2023 and 2022, the write-down of inventories to net realizable value was $308,937 and $Nil respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of June 30, 2023 and 2022, the Company has $93,820 and $Nil respectively as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	June 30, 2023	June 30, 2022
	$	$

Right-of-Use Assets (leases)	1,167,436	1,167,436
Equipment	440,902	212,877
Furnishing	40,409	40,409
Property and equipment	1,648,747	1,420,722
Less: accumulated depreciation and amortization	(925,321)	(516,470)
Property, equipment and ROU assets, net	723,426	904,252

Depreciation expense on computer equipment, lab equipment and furnishing for the year ended June 30, 2023 and 2022, was $39,613 and $26,426 respectively and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the year ended June 30, 2023 and 2022, was $369,239 and $289,594 respectively and was recorded in general and administrative expenses.

5.	IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL

During the year ended June 30, 2022, the Company recorded goodwill of $2,023,039, definite lived intangible assets of $216,000, IPR&D of $1,249,000 and patents of $1,191,000 in connection with the acquisition of BayMedica, as described in Note 7.

The Company performs an annual impairment test at the reporting unit level as of June 30 of each fiscal year.

As of June 30, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s BayMedica reporting unit was less than its carrying amount, including goodwill. For a variety of reasons, performance of the BayMedica segment has not materialized as expected. Contributing factors include but are not limited to the following:

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

As of June 30, 2023, the Company did not identify any impairment indicators and no impairment was recorded on our remaining intangible assets.

The following table provides the Company’s goodwill, indefinite and definite lived intangible assets as of June 30, 2023 and 2022. There was no impairment of InMed long lived intangible assets as of June 30, 2023 and 2022.

$

Goodwill
Balance at July 1, 2021	-
Acquired at October 13, 2021	2,023,039
Impairment losses	(2,023,039)
Balance at June 30, 2022 and 2023	-

Indefinite lived intangible assets
IPR&D
Balance at July 1, 2021	-
Acquired at October 13, 2021	1,249,000
Impairment losses	(1,249,000)
Balance at June 30, 2022 and 2023	-

Definite lived intangible assets
Trademark and Intellectual Property
Balance at July 1, 2021	1,736,420
Acquired at October 13, 2021	216,000
Amortization	(786,637)
Impairment losses	(200,554)
Balance at June 30, 2022	965,229
Amortization	(96,468)
Impairment losses	-
Balance at June 30, 2023	868,761

Definite lived intangible assets
Patents
Balance at July 1, 2021	-
Acquired at October 13, 2021	1,191,000
Amortization	(47,314)
Impairment losses	-
Balance at June 30, 2022	1,143,686
Amortization	(66,168)
Impairment losses	-
Balance at June 30, 2023	1,077,518

Intangible assets, net as of June 30, 2022	2,108,915

Intangible assets, net as of June 30, 2023	1,946,279

During the year ended June 30, 2022, the Company recognized a goodwill impairment charge of $2 million which is a non recuring level 3 measurement. For the identified indefinite lived assets, the Company recognized an impairment charge of $Nil and $1.2 million during the years ended June 30, 2023 and 2022, respectively. For identified definite lived intangible assets, the Company recognized an impairment charge of $Nil and $0.2 million during the years ended June 30, 2023 and 2022, respectively.

6.	INTANGIBLE ASSETS

The following table summarizes the Companies intangible assets:

	June 30, 2023	June 30, 2022
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(981,141)	(818,505)
Intangible assets, net	1,946,279	2,108,915

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at June 30, 2023, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the year ended June 30, 2023 and 2022 was $162,636 and $159,228 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending June 30,	$

2024	158,935
2025	158,935
2026	158,935
2027	158,935
2028	158,935
Thereafter	1,151,604
Total	1,946,279

7.	ACQUISITION

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

The 82,000 common shares were valued at $36.75 per share, being the closing price of the Company’s common shares on Nasdaq on October 13, 2021. The cash component is subject to reduction for certain post-closing adjustments or satisfaction of indemnification claims and therefore is subject to further changes.

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

The following table presents the pro forma consolidated results of the Company assuming the BayMedica acquisition had been completed on July 1, 2021:

Year Ended June 30, 2022

Sales	$1,365,755
Net loss	$(19,260,014)
Net loss per share	$(34.34)
Weighted average number of shares outstanding	560,829

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2023	June 30, 2022
	$	$

Trade payables	544,179	1,166,068
Accrued research and development expenses	164,587	839,638
Employee compensation, benefits and related accruals	542,305	139,120
Accrued general and administrative expenses	357,664	270,439
Accounts payable and accrued liabilities	1,608,735	2,415,265

9.	SHARE CAPITAL AND RESERVES

On September 7, 2022, the Company effected a one-for-25 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

a)	Authorized

As of June 30, 2023, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of June 30, 2023 and 2022.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

b)	Common Shares

During the year ended June 30, 2023, the Company completed the following:

September 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	90,000	$8.680	$781,200
Pre-funded Warrants Issued	601,245	$8.6799	5,218,746
Gross Proceeds			$5,999,946
Allocated to Additional Paid-in Capital			(5,589,570)
			$410,376
Share Issuance Costs			$(77,242)

On September 13, 2022, the Company closed a private placement of its common shares and issued an aggregate of 90,000 common shares and 601,245 pre-funded warrants, for gross proceeds of $5,999,946. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $77,242 allocated to common shares and the balance of $1,052,101 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of June 30, 2023, there were no pre-funded warrants outstanding.

November 2022 Private Placement Offering:

Transaction Description	Number	Issue Price	Total
Shares Issued	150,000	$3.300	$495,000
Pre-funded Warrants Issued	1,668,185	$3.2999	5,504,844
Gross Proceeds			$5,999,844
Allocated to Additional Paid-in Capital			(5,736,472)
			$263,372
Share Issuance Costs			$(38,713)

On November 21, 2022, the Company closed a private placement of its common shares and issued an aggregate of 150,000 common shares and 1,668,185 pre-funded warrants, for gross proceeds of $5,999,844. The pre-funded warrants were determined to be common stock equivalents. Each common share and each pre-funded warrant were sold in the offering with an investment option to purchase a common share. Transaction costs were allocated proportionally between common shares and investment options with $38,713 allocated to common shares and the balance of $831,292 allocated to additional paid-in capital and recorded as a component of shareholders’ equity in the consolidated balance sheet. As of June 30, 2023, there were no pre-funded warrants outstanding.

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

June 2022 Registered Direct and Private Placement Offerings:

Transaction Description	Number	Issue Price	Total
Shares Issued	65,002	$21.450	$1,394,286
Pre-funded Warrants Issued	168,099	$21.4474	3,605,294
Gross Proceeds			$4,999,580
Allocated to Additional Paid-in Capital			(4,245,508)
			$754,072
Share Issuance Costs			$(127,884)

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

During the year ended June 30, 2022, in accordance with the BayMedica Agreement, the Company issued 82,000 common shares to BayMedica’s historical equity and convertible debt holders (See Note 7). In addition, the Company issued 78,312 common shares for consulting services.

As part of the Company’s financing in the year ended June 30, 2023 and 2022, the units included pre-funded warrants of 2,269,430 and 293,952 respectively. These warrants contained an exercise price of $.0001 and were exercised in the year issued.

c)	Share Purchase Warrants

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

The following is a summary of changes in share purchase warrants from July 1, 2021 to June 30, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at July 1, 2021	98,920	$75,47	$-
Granted	161,453	18.50	-
Exercised	(15,606)	11.25	125,611
Balance as at June 30, 2022	244,767	41.99	-
Granted	-	-	-
Expired / Cancelled	(191,345)	18.04	-
Exercised	-	-	-
Balance as at June 30, 2023	53,422	$92.91	$-

The intrinsic value of warrants as of June 30, 2023 and 2022 was $Nil.

d)	Agents’ Warrants

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

The following is a summary of changes in agents’ warrants from July 1, 2021 to June 30, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at July 1, 2021	-	$-	$-
Granted	12,109	92.91	-
Exercised	-	-	-
Balance as at June 30, 2022	12,109	92.91	-
Granted	-	-	-
Expired / Cancelled	-	-	-
Exercised	-	-	-
Balance as at June 30, 2023	12,109	$92.91	$-

e)	Preferred Investment Options

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

The following is a summary of changes in preferred investment options from July 1, 2021 to June 30, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at July 1, 2021	-	$-	$-
Granted	233,100	19.75	-
Exercised	-	-	-
Balance as at June 30, 2022	233,100	19.75	-
Granted	4,655,223	4.65	-
Expired / Cancelled	(1,615,590)	9.89	-
Exercised	-	-	-
Balance as at June 30, 2023	3,272,733	$3.04	$-

f)	Agents’ Investment Options

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

The following is a summary of changes in Agents’ Investment Options from July 1, 2021 to June 30, 2023:

	Number	Weighted Average Share Price	Aggregate Intrinsic Value
Balance as at July 1, 2021	-	$-	$-
Granted	15,152	26.81	-
Exercised	-	-	-
Balance as at June 30, 2022	15,152	26.81	-
Granted	163,113	5.98	-
Expired / Cancelled	-		-
Exercised	-	-	-
Balance as at June 30, 2023	178,265	$7.75	$-

10.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As of June 30, 2023 and 2022, there were 51,633 and 18,163, respectively, options available for future allocation pursuant to SEC rules and 20% of the issued and outstanding shares according to the terms of the Plan. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2021 to June 30, 2023:

	Number	Weighted Average Exercise Price

Balance as at June 30, 2021	36,472	$215.35
Granted	31,160	34.20
Expired/Forfeited	(12,029)	122.38
Balance as at June 30, 2022	55,603	128.59
Granted	61,720	1.85
Expired/Forfeited	(14,681)	267.13
Balance as at June 30, 2023	102,642	$31.28

June 30, 2022:
Vested and exercisable	26,182	228.87
Unvested	29,421	$39.35

June 30, 2023:
Vested and exercisable	51,067	57.44
Unvested	51,575	$5.38

b)	Fair Value of Options Issued During the Period

i)	Weighted Average Fair Value at Grant Date of Options Granted:

The weighted average fair value at grant date of options granted during the year ended June 30, 2023 and 2022, was $1.85 and $21.04 respectively, per option. Assumptions used for options granted during the year ended June 30, 2023 and 2022 included a weighted average risk-free interest rate of 3.74% and 1.17% respectively, weighted average expected life of 3.3 years calculated using the Simplified Method for directors, officers and employees, weighted average volatility factor of 122.98% and 97.15% respectively, weighted average dividend yield of 0% and 0% respectively and a 5% and 5% respectively.

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the year months ended June 30, 2023 and 2022, were $278,154 and $697,894 respectively. $162,200 and $419,075 respectively, was allocated to general and administrative expenses and the remaining $115,954 and $278,819 respectively, was allocated to research and development expenses. Unrecognized compensation cost at June 30, 2023 related to unvested options was $51,575 which will be recognized over a weighted-average vesting period of 3.6 years.

11.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	June 30, 2023
$

Less than one year	384,713
One to five years	9,017
More than five years	-
Total undiscounted lease liabilities(1)	393,730
Less: imputed interest	(2,023)
Present value of lease liabilities	391,707

Less: Current portion of lease liabilities	(375,713)
Non-current portion of lease liabilities	(15,994)

(1)	Excludes estimated variable operating costs of $92,964 and $78,500 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

12.	INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% to the tax expense:

	2023	2022
	$	$
US net loss before taxes	(1,212,372)	(5,189,364)
Canada net loss before tax	(6,735,250)	(13,410,749)
Net loss before taxes	(7,947,622)	(18,600,117)

Income tax expense (recovery) at the statutory rate	(2,073,116)	(4,710,669)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	2,532,867	4,112,045
State taxes	9,638	(220,491)
Permanent differences	76,605	613,269
Foreign exchange differences	417,194	591,263
Share issuance cost capitalized in equity	(553,877)	(582,548)
Other	(396,211)	197,131
Income tax expense (recovery)	13,100	-

As of June 30, 2023, the Company has non-capital loss carry-forwards of approximately $67,875,659 (June 30, 2022 - $62,921,785) available to offset future taxable income in Canada. These non-capital loss carryforwards begin to expire in 2026. As of June 30, 2023, the Company has US Federal net operating losses of $4,295,287 and state net operating losses of $3,328,922. The US Federal NOLs have an indefinite carryforward period, and the state NOLs begin to expire in 2042.

Deferred tax assets and liabilities are as follows:

	2023	2022
	$	$
Non-capital losses	19,490,270	17,003,766
Financing costs	1,265,542	702,479
Accrued expenses	11,638	193,549
Intangible assets, net	131,714	553,392
Tax credits	241,270	248,254
Lease liability	98,827	51,994
	21,239,261	18,753,434
Property and equipment, net	(119,889)	(16,546)
Lease obligations	(91,377)	(55,260)
	(211,266)	(71,806)
Net deferred tax asset	21,027,995	18,681,628
Valuation allowance	(21,027,995)	(18,681,628)
	-	-

A full valuation allowance has been applied against the net deferred tax assets because it is more likely than not that future taxable income will be available against which the Company can utilize the benefits therefrom.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. As of June 30, 2023, the Company has one uncertain tax position relating to IRS code 280E. The effect of this uncertainty relates to the deductions available to the Company regarding cost of goods sold.

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

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry. Total assets as of June 30, 2023 and 2022, held in the InMed segment are $9,498,752 and $8,010,832 respectively. Total assets as of June 30, 2023 and 2022, held in the BayMedica segment are $4,607,588 and $4,776,746 respectively.

The following table presents information about the Company’s reportable segments for the year ended June 30, 2023 and 2022:

	Year Ended June 30,
	2023			2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	4,135,561	4,135,561	-	1,089,435	1,089,435
Cost of sales	-	(2,423,588)	(2,423,588)	-	(545,889)	(545,889)
Inventory write-down	-	(308,937)	(308,937)	-	-	-
Operating expenses	(6,990,477)	(2,791,346)	(9,781,823)	(11,998,435)	(5,809,460)	(17,807,895)
Other income (expense)	255,227	175,938	431,165	(1,412,318)	76,550	(1,335,768)
Net loss	(6,735,250)	(1,212,372)	(7,947,622)	(13,410,753)	(5,189,364)	(18,600,117)
Unrestricted cash	8,036,714	875,803	8,912,517	5,984,622	192,244	6,176,866

14.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of June 30, 2023, the Company is committed for contract research services and materials at a cost of approximately $2.0 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2023, the Company is committed for contract materials and equipment at a cost of approximately $0.7 million, expected to occur in the twelve months following June 30, 2023.

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

Short-term investments include guaranteed investment certificates, with one year terms, of $44,422 and 44,676 as of June 30, 2023 and 2022 respectively, that are pledged as security for a corporate credit card.

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

BayMedica LLC, a wholly-owned subsidiary of the Company, entered into a patent license agreement (“Agreement”) with a third party (the “Licensor”) in an agreement dated February 15, 2021. The Company is required to make future royalty payments to the Licensor based on net sales of licensed products, with minimum payments required starting in 2021 to maintain an exclusive license. In December 2021, the Company amended the License Agreement including the deferral of the 2021 minimum payments to 2022. As of June 30, 2023, the Company has paid $300,000 for the minimum payments under the agreement. On February 10, 2023, BayMedica received a letter from the Licensor alleging a breach of the Agreement and asserting a right to monies thereunder. On April 6, 2023, BayMedica sent a letter to the Licensor disputing the Licensor’s interpretation of the Agreement and considering the counterparty’s only remedy under the Agreement to be either (a) the conversion of an exclusive technology license into a non-exclusive one or (b) to terminate the Agreement. The interpretation of a contract under Ontario law requires consideration of the surrounding circumstances at the time the contract was negotiated, and BayMedica is of the view that the text of the Agreement and the surrounding circumstances show that the remedy discussed above reflects the intention of the parties. To date, the Licensor has not initiated a lawsuit. If a lawsuit is brought alleging a breach of the Agreement, the proceeding will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Agreement, the nature of the legal theory advanced by the counterparty, and the requirement under Ontario law that a contract must be interpreted in light of the “surrounding circumstances” at the time the contract was formed. Management will be better positioned to determine whether it is possible to estimate any potential loss following documentary and oral discovery, if any.

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

15.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). From February 11, 2022 to June 30, 2022, NRF rendered legal services in the amount of $345,935 to the Company. During the year ended June 30, 2023, NRF rendered legal services in the amount of $634,208 to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On September 19, 2023, the Company received written notice from the listing qualifications department staff of The Nasdaq Capital Market (“Nasdaq”) notifying it that the average closing bid price of the Company’s common shares over a period of 30 consecutive trading days was below the minimum $1.00 per share requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(a)(2).

In accordance with applicable Nasdaq procedures, the Company has a period of 180 calendar days following the receipt of the written notice mentioned above to cure the deficiency and regain compliance. The notice has no immediate impact on the listing of the Company’s common shares, which will continue to trade on the Nasdaq subject to the Company’s continued compliance with the other listing requirements of the Nasdaq. The common shares of the Company will continue to trade under the symbol “INM”. The Company intends to monitor the closing share price for its common shares and explore available options to regain compliance.

In the event the Company does not evidence compliance with the minimum bid price requirement during the 180-day grace period, it is expected that Nasdaq would notify the Company that its common shares are subject to delisting. At such time, the Company may appeal such determination to a Nasdaq Hearings Panel (the “Panel”) and it is expected that the Company’s securities would continue to be listed and available to trade on Nasdaq at least pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that the Company would be able to evidence compliance with the terms of any extension that may be granted by the Panel.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of June 30, 2023 was not effective due to the material weakness in the Company’s internal control over financial reporting as disclosed below.

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

Ongoing Remediation of Previously Reported Material Weakness

In connection with the audits of our consolidated financial statements as of and for the years ended June 30, 2023 and 2022, our management previously identified a material weakness in the Company’s internal control over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business. In connection with the preparation of the consolidated financial statements as of June 30, 2022, we identified that we did not maintain effective processes and controls over financial reporting matters other than in the normal course of business. Because of this weakness, which is pervasive in nature, there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In the year ended June 30, 2022, this deficiency resulted in certain material audit adjustments related to the presentation of pre-funded warrants associated with a financing transaction, and the fair value on the purchase consideration for the acquisition of BayMedica Inc. The presence of these adjustments is indicative of failures in design and effectiveness of internal controls. The identified material weakness from June 30, 2022 has been remediated as of June 30, 2023 with the hiring of an outside consulting team with experience in our industry. Since the resignation of our VP of Accounting and Controller in July of 2023, the new material weakness is around lack of personnel and inadequate controls around segregation of duties in the accounting department from employee turnover.

Management has implemented a remediation plan to address the root causes that contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting (ICFR) environment. Management has begun looking for a replacement for our VP of Accounting and Controller role within the accounting department, who has the requisite technical accounting knowledge, which management believes addresses the material weakness. The identified material weakness will only be considered remediated once the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company has engaged Brio Financial Group to fulfill the VP of Accounting and Controller position. The engagement is expected to commence by mid-October.

Changes in Internal Control over Financial Reporting

Other than the actions we have taken and are continuing to take in order to remediate the material weakness described above for the financial year ended June 30, 2023 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Marcum LLP PCAOB Auditor ID 688. The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of KPMG LLP and Marcum LLP are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Amended and Restated Agreement and Plan of Reorganization, dated as of October 13, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021).
3.1	Amended and Restated Articles of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
4.1	Form of Specific Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2020).
4.3	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.5	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.6	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.9	Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.11	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.12	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.13	Description of Securities of InMed Pharmaceuticals Inc.
10.1†	InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.2†	Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.3	Registration Rights Agreement, dated February 5, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
10.4	Registration Rights Agreement, dated June 28, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
10.5	Registration Rights Agreement, dated June 1, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
10.6	Registration Rights Agreement, dated September 9, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

94

10.7†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.8†	Amendment dated July 11, 2022 to Eric Adams’ Employment Agreement dated 1 March 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.9†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.10†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Alexandra Mancini and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.11†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Bruce S. Colwill and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.12†	Employment Agreement dated July 15, 2022, between InMed Pharmaceuticals Inc. and Michael Woudenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
10.13†	Consulting Agreement dated as of April 1, 2022, between InMed Pharmaceuticals Inc. and Brenda Edwards.
10.14†	Form of InMed Pharmaceuticals Inc. Indemnification Agreement entered into with each member of the board of directors and Chief Financial Officer (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2021)
10.15	Office Premises Lease, dated January 14, 2019, between InMed Pharmaceuticals Inc. and 815 West Hastings Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
10.16	Form of Amendment of Purchase Agreement and Common Stock Purchase Warrant, dated March 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2022).
10.17	At the Market Offering Agreement dated April 7, 2021 by and between InMed Pharmaceuticals Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

Not applicable.

95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 29, 2023	By:	/s/ Jonathan Tegge
Jonathan Tegge
Interim Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 29, 2023
Eric A. Adams	(Principal Executive Officer)

/s/ Jonathan Tegge	Interim Chief Financial Officer	September 29, 2023
Jonathan Tegge	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director (Chairman to the Board of Directors)	September 29, 2023
Andrew Hull

/s/ Janet Grove	Director	September 29, 2023
Janet Grove

/s/ Bryan Baldasare	Director	September 29, 2023
Bryan Baldasare

/s/ Nicole Lemerond	Director	September 29, 2023
Nicole Lemerond