Form 10-Q
period 2023-09-30
InMed Pharmaceuticals Inc.
filed 2023-11-14
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, the registrant had 5,254,970 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2023 and 2022

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2023

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

Expressed in U.S. Dollars

		September 30,
	Note	2023 (unaudited)	June 30, 2023
		$	$
ASSETS
Current
Cash and cash equivalents		6,738,304	8,912,517
Short-term investments	11	42,942	44,422
Accounts receivable, net		165,850	260,399
Inventories	3	1,133,097	1,616,356
Prepaids and other current assets		215,015	498,033
Total current assets		8,295,208	11,331,727

Non-Current
Property, equipment and ROU assets, net	4	615,055	723,426
Intangible assets, net	5	1,905,286	1,946,279
Other assets		101,790	104,908
Total Assets		10,917,339	14,106,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	6	1,046,251	1,608,735
Current portion of lease obligations	9	292,998	375,713
Deferred rent		-	16,171
Total current liabilities		1,339,249	2,000,619

Non-current
Lease obligations, net of current portion	9	-	15,994
Total Liabilities		1,339,249	2,016,613
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
3,328,191 (June 30, 2023 - 3,328,191) issued and outstanding	7	77,620,252	77,620,252
Additional paid-in capital	7, 8	35,766,306	35,741,115
Accumulated deficit		(103,937,037)	(101,400,209)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		9,578,090	12,089,727
Total Liabilities and Shareholders’ Equity		10,917,339	14,106,340
Related Party Transactions (Note 12)
Subsequent Events (Note 13)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)

Expressed in U.S. Dollars

		For the Three Months Ended
		September 30
	Note	2023	2022
		$	$
Sales		901,862	320,788
Cost of sales		787,690	235,034
Inventory write-down	3	92,930	576,772
Gross profit		21,242	(491,018)

Operating Expenses
Research and development and patents		1,292,093	1,378,653
General and administrative		1,298,731	1,560,477
Amortization and depreciation	4, 5	54,832	49,048
Foreign exchange loss		48,457	96,791
Total operating expenses		2,694,113	3,084,969

Other Income (Expense)
Interest and other income		136,043	72,587
Loss before income taxes		(2,536,828)	(3,503,400)

Tax expense		-	(6,800)
Net loss		(2,536,828)	(3,510,200)

Net loss per share
Basic and diluted		(0.76)	(4.06)
Weighted average outstanding common shares
Basic and diluted		3,328,191	865,619

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months ended September 30, 2023 and 2022 (unaudited)

Expressed in U.S. Dollars

	Note	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
		#	$	$	$	$	$
Balance July 1, 2023		3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Net loss		-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	8	-	-	25,191	-	-	25,191
Balance September 30, 2023		3,328,191	77,620,252	35,766,306	(103,937,037)	128,569	9,578,090

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance July 1, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Private placement		90,000	410,376	5,589,570	-	-	5,999,946
Share issuance costs		-	(77,242)	(1,052,101)	-	-	(1,129,343)
Agents’ investment options		-	-	451,897	-	-	451,897
Exercise of pre-funded warrants		168,099	1,619,797	(1,619,378)	-	-	419
Net loss		-	-	-	(3,510,200)	-	(3,510,200)
Share-based compensation	8	-	-	116,680	-	-	116,680
Balance September 30, 2022		908,766	72,671,392	35,170,766	(96,962,787)	128,569	11,007,940

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months ended September 30, 2023 and 2022 (unaudited)

Expressed in U.S. Dollars

	Note	2023	2022
		$	$
Cash provided by (used in):
Operating Activities
Net loss		(2,536,828)	(3,510,200)
Items not requiring cash:
Amortization and depreciation	4, 5	54,832	49,048
Share-based compensation	8	25,191	116,680
Amortization of right-of-use assets		94,532	99,460
Interest income received on short-term investments		(538)	(120)
Unrealized foreign exchange loss		2,018	2,796
Inventory write-down	3	92,930	576,772
Changes in operating assets and liabilities:
Inventories		390,329	135,559
Prepaids and other currents assets		283,018	440,560
Other non-current assets		3,118	5,507
Accounts receivable		94,549	72,858
Accounts payable and accrued liabilities		(562,484)	(159,260)
Deferred rent		(16,171)	-
Deferred revenue		-	15,700
Lease obligations		(98,709)	(100,903)
Total cash used in operating activities		(2,174,213)	(2,255,543)

Investing Activities
Sale of short-term investments		21,317	-
Purchase of short-term investments		(21,317)	-
Total cash provided by investing activities		-	-

Financing Activities
Shares issued for cash		-	6,000,365
Share issuance costs		-	(571,261)
Total cash provided by financing activities		-	5,429,104
(Decrease) increase in cash during the period		(2,174,213)	3,173,561
Cash and cash equivalents beginning of the period		8,912,517	6,176,866
Cash and cash equivalents end of the period		6,738,304	9,350,427

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes		$-	$6,800
Interest		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred investment options to its placement agent		$-	$547,441

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Interim Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Through September 30, 2023, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $2.5 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of approximately $103.9 million as at September 30, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash, cash equivalents and short-term investments of $6.8 million as of September 30, 2023, combined with the approximate $4.7 million of net proceeds from a private placement which closed on October 26, 2023 (see Note 13), will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health and wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

COVID-19 Impacts

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three months ended September 30, 2023, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the fiscal year ended June 30, 2023.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2023.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the three months ended September 30, 2023, we adopted a change in presentation on our consolidated statements of operations loss in order to include foreign exchange loss in operating expenses. Prior periods have been revised to reflect this change in the presentation.

Use of Estimates

The preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the estimate of useful life of intangible assets, the application of the going concern assumption, determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, and warrant valuations.

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

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were $66,775 as of September 30, 2023 and June 30, 2023.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs, and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of September 30, 2023 and June 30, 2023, the Company has $186,750 and $93,820 respectively, as a valuation allowance to reduce weighted average cost to net realizable value. During the three months ended September 30, 2023 and 2022, the Company recorded an inventory write-down of $92,930 and $576,772 respectively.

Cost of Sales

Cost of sales consists primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for the Company’s manufacturing business.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (CDIC) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of September 30, 2023, was $2.9 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

As of September 30, 2023, the Company had three customers with an accounts receivable balance representing 35%, 22% and 11% of total accounts receivable, respectively. As of June 30, 2023, we had three customers with an accounts receivable balance representing 41%, 30% and 15% of total accounts receivable.

For the three months ended September 30, 2023, the Company had three customers that accounted for 34%, 20% and 11% of revenue, respectively. For the three months ended September 30, 2022, the Company had three customers that accounted for 43%, 22% and 12% of revenue, respectively.

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

Financial Liabilities

To determine the fair value of financial instruments, the Company uses the fair value hierarchy for inputs used to measure the fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

Level 1 –	Unadjusted quoted prices in active markets for identical instruments.

Level 2 –	Inputs other than quoted prices included within Level 1 are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 –	Inputs are unobservable and reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at September 30, 2023 and June 30, 2023 due to their immediate or short-term maturities.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of September 30,
	2023	2022
Options	102,133	53,466
Warrants	3,516,529	1,520,218
	3,618,662	1,573,684

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

3.	INVENTORIES

Inventories consisted of the following:

	September 30, 2023	June 30, 2023

Raw materials	$208,737	$208,737
Work in process	85,655	514,113
Finished goods	838,705	893,506
Inventories	$1,133,097	$1,616,356

During the three months ended September 30, 2023 and 2022, the write-down of inventories to net realizable value was $92,930 and $576,772, respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of September 30, 2023 and June 30, 2023, the Company has $186,750 and $93,820, respectively, as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND RIGHT OF USE (‘ROU’) ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	September 30, 2023	June 30, 2023

Right-of-use assets (leases)	$1,167,436	$1,167,436
Equipment	440,902	440,902
Furnishing	40,409	40,409
Property and equipment	$1,648,747	$1,648,747
Less: accumulated depreciation and amortization	(1,033,692)	(925,321)
Property, equipment and ROU assets, net	$615,055	$723,426

Depreciation expense on computer equipment, lab equipment, and furnishing for the three months ended September 30, 2023 and September 30, 2022, was $13,839 and $8,055, respectively, and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the three months ended September 30, 2023 and 2022, was $94,532 and $90,244, respectively, and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2023	June 30, 2023

Intellectual property	$1,736,420	$1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,022,134)	(981,141)
Intangible assets, net	$1,905,286	$1,946,279

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As of September 30, 2023, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the period ended September 30, 2023 and 2022 was $40,993 and $40,993, respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Period ending June 30,
2024	$117,943
2025	158,935
2026	158,935
2027	158,935
2028	158,935
Thereafter	1,151,603
Total	$1,905,286

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2023	June 30, 2023

Trade payables	$379,866	$544,179
Accrued research and development expenses	286,684	164,587
Employee compensation, benefits and related accruals	279,556	542,305
Accrued general and administrative expenses	100,145	357,664
Accounts payable and accrued liabilities	$1,046,251	$1,608,735

7.	SHARE CAPITAL AND RESERVES

Authorized

As of September 30, 2023, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of September 30, 2023 and June 30, 2023.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference, and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding up of the Company before any payment is made to the holders of common shares.

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

As of September 30, 2023 and June 30, 2023, there were 51,124 and 51,633 options, respectively, immediately available for future allocation pursuant to SEC rules. The maximum number of options issuable under the terms of the Plan equate to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

The following is a summary of changes in outstanding options from July 1, 2023 to September 30, 2023:

	Number	Weighted Average Exercise Price

Balance at July 1, 2023	102,642	$31.28
Granted	-	-
Expired/Forfeited	(509)	495.98
Balance at September 30, 2023	102,133	$28.52
September 30, 2023:
Vested and exercisable	51,403	$51.53
Unvested	50,730	$5.21

b)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2023 and 2022 were $25,191 and $116,681, respectively, of which $15,431 and $65,072, respectively, was allocated to general and administrative expenses and the remaining $9,761 and $51,609, respectively, was allocated to research and development expenses. Unrecognized compensation cost at September 30, 2023 related to unvested options was $42,297 which will be recognized over a weighted-average vesting period of 0.77 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2023

Less than one year	$297,759
One to five years	-
More than five years	-
Total undiscounted lease liabilities(1)	297,759
Less: imputed interest	(4,761)
Present value of lease liabilities	292,998

Less: Current portion of lease liabilities	(292,998)
Non-current portion of lease liabilities	-

(1)	Excludes estimated variable operating costs of $92,964 and $78,500 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California. The Company agreed to extend its lease to May 14, 2027. The Company is obligated to pay $1,095,104 over the three-year period unless terminated before the end of the period.

10.	SEGMENT INFORMATION

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

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry. Total assets held in the InMed segment as of September 30, 2023 and June 30, 2023 are $7,045,824 and $9,498,752, respectively. Total assets as of September 30 and June 30, 2023, held in the BayMedica segment are $3,871,515 and $4,607,588, respectively.

The following table presents information about the Company’s reportable segments for the three months ended September 30, 2023 and 2022:

	For the period ended
	September 30, 2023			September 30, 2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	901,862	901,862	-	320,788	320,788
Cost of sales	-	(787,690)	(787,690)	-	(235,034)	(235,034)
Inventory write-down	-	(92,930)	(92,930)	-	(576,772)	(576,772)
Operating expenses	(1,851,139)	(842,974)	(2,694,113)	(2,296,740)	(788,229)	(3,084,969)
Other income (expense)	67,394	68,649	136,043	27,909	37,878	65,787
Net loss	(1,783,745)	(753,083)	(2,536,828)	(2,268,831)	(1,241,369)	(3,510,200)
Unrestricted cash	5,886,613	851,691	6,738,304	9,227,828	122,599	9,350,427

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of September 30, 2023, the Company is committed for contract research services and materials at a cost of approximately $2.2 million, expected to occur in the following twelve months period.

Pursuant to the terms of agreements with various vendors, as of September 30, 2023, the Company is committed for contract materials and equipment at a cost of approximately $0.3 million, expected to occur in the twelve months following September 30, 2023.

Pursuant to the terms of a May 31, 2017, Technology Assignment Agreement between the Company and the University of British Columbia (“UBC”), the Company is committed to pay royalties to UBC on certain licensing and royalty revenues received by the Company for biosynthesis of certain drug products that are covered by the agreement. To date, no payments have been required to be made.

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

Short-term investments include guaranteed investment certificates, with one-year terms of $42,942 and $44,422 as of September 30, 2023 and June 30, 2023, respectively, that are pledged as security for a corporate credit card.

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

Pursuant to a technology licensing agreement, the Company is committed to issue, subject to regulatory approval, up to 700 share purchase warrants to purchase 700 common shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day volume weighted average price of the common shares prior to each milestone achievement and the warrants will be exercisable for a period of three years from the issuance date.

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

12.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). During the three months ended September 30, 2023 and 2022, NRF rendered legal services in the amount of $19,814 and $67,092, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On October 24, 2023, the Company entered into a securities purchase agreement with two accredited institutional investors for the sale and issuance of an aggregate of 3,012,049 of its common shares (or pre-funded warrants in lieu thereof) at a purchase price of $0.83 per share. In addition, the Company agreed to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares, for an exercise price of at a purchase price of $0.83 per preferred investment option.

Concurrently with the Company’s entry into the purchase agreement, the Company also entered into an inducement offer letter agreement with the holders of existing preferred investment options to purchase up to an aggregate of 3,272,733 common shares of the Company issued to the holders on November 21, 2022. Pursuant to the inducement letter, the holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares of the Company at a reduced exercise price of $0.83 per share in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares for an exercise price of $0.83. On October 26, 2023, the parties consummated the offerings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	The Company’s ability to stem operating losses and the Company’s ability to find further financing to fund operations;

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of the products in its portfolio;

●	Our researching, developing, manufacturing, and commercializing cannabinoid-based biopharmaceutical products will treat diseases with high unmet medical needs;

●	The continued optimization of cannabinoid manufacturing approaches;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in high yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	The ability of the IntegraSyn approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSyn or other cost-effective approaches so that it will be commercial-scale ready after Phase 2 clinical trials are completed, after which time we may no longer need to source active pharmaceutical ingredients (“APIs”) from API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the processes to larger vessels, and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to monetize our IntegraSyn manufacturing approach to the broader pharmaceutical industry;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our IntegraSyn or BayMedica derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	Our ability to potentially earn revenue from our IntegraSyn approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of synthesizing rare cannabinoids for potential use in the pharmaceutical industry;

●	Our ability to successfully prosecute patent applications;

●	INM-088 being a once-a-day or twice-a-day eye drop medication that will compete with treatment modalities in the medicines category, and with the potential of INM-088 assisting in reducing the high rate of non-adherence with current glaucoma therapies;

●	Our belief that with a novel delivery system, the reduction of interocular pressure (“IOP”) and/or providing neuroprotection in glaucoma patients by topical (eye drop) application of cannabinoids will hold significant promise as a new therapy;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	Our ability to secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Our ability to expand our insurance coverage to include the commercial sale of Products and Product Candidates;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our product candidates with limited investment;

●	Our ability to execute our business strategy;

●	Our disclosure controls and procedures and internal control over financial reporting

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions; and

●	The competitive environment in which we and our business units operate.

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

Three months ended September 30, 2023

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2023

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 29, 2023 and other filings with the Security and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2023, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue that is sufficient to achieve profitability will depend heavily on the revenues generated from our products in the health and wellness sector, on the successful development and eventual commercialization of one or more of our Product Candidates and/or the success of our manufacturing technologies. Our net loss was $2.5 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $103.9 million, which includes all losses since our inception in 1981. We expect our expenses will remain steady as we:

●	seek partnerships to advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance research into the role of cannabinoids in treating ocular diseases;

●	continue to advance research in the ocular drug development and INM-901 programs, using cannabinoid analogs to target treatment of neurodegenerative diseases such as Alzheimer’s;

●	investigate our Product Candidates for additional uses beyond their initial target indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	continue to support our commercial operations and revenue-generating Products at BayMedica;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	continue to further advance the research and development of various manufacturing technologies;

●	build internal infrastructure, including personnel, to meet our milestones; and

●	add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

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

Recent Developments

On October 24, 2023, the Company entered into a securities purchase agreement with two accredited institutional investors for the sale and issuance of an aggregate of 3,012,049 of its common shares (or pre-funded warrants in lieu thereof) at a purchase price of $0.83 per share. In addition, the Company agreed to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares for an exercise price of at a purchase price of $0.83 per preferred investment option.

Concurrently with the Company’s entry into the purchase agreement, the Company also entered into an inducement offer letter agreement with the holders of existing preferred investment options to purchase up to an aggregate of 3,272,733 common shares of the Company issued to the holders on November 21, 2022. Pursuant to the inducement letter, the holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares of the Company at a reduced exercise price of $0.83 per share in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares for an exercise price of $0.83. On October 26, 2023, the parties consummated the Offerings.

Components of Results of Operations

Revenue

Our revenue consists of manufacturing and distribution sales of bulk rare cannabinoid Products, which are generally recognized at a point in time. We recognize revenue when control over the products has been transferred to the customer and to which we have a present right to payment.

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

Operating Expenses

 Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations, or “CROs”, or CDMOs, and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, largely due to high start-up costs associated with the multicenter Phase 2 clinical trial in our INM-755 program during the prior year. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Amortization and Depreciation

Intangible assets are comprised of intellectual property that we acquired in 2014 and 2015 and trade secrets, product formulation knowledge, and patents that we acquired in October 2021. The acquired intellectual property and patents are amortized on a straight-line basis based on their estimated useful lives. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives.

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

Results of Operations

As of the closing of the BayMedica acquisition, we aligned into two operating and reportable segments, InMed Pharmaceuticals (the “InMed” segment) and BayMedica (the “BayMedica” segment).

Comparison of the period ended September 30, 2023 and 2022 for InMed Segment

	Three months ended
	September 2023	September 2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,017	$1,080	$(63)	(6)%
General and administrative	759	1,093	(334)	(31)%
Amortization and depreciation	26	26	-	-%
Foreign exchange loss	48	97	(49)	(51)%
Total operating expenses	1,850	2,296	(446)	(19)%
Interest and other income	67	28	39	139%
Loss before income taxes	(1,783)	(2,268)	(389)	(18)%
Tax expense	-	-	-	-%
Net loss	$(1,783)	$(2, 268)	$(485)	(21)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.06 million in our InMed segment, or 6%, for the period ended September 30, 2023 compared to the period ended September 30, 2022. The decrease in research and development and patents expenses was due to a combination of lower research supplies, stock-based compensation expenses, and personnel compensation partially offset by increases in external contractor fees.

General and administrative expenses

General and administrative expenses decreased by $0.3 million in our InMed segment, or 31%, for the period ended September 30, 2023 compared to the period ended September 30, 2022. The decrease results primarily from a combination of changes including lower office and admin fees, accounting and legal fees, stock-based compensation expenses, regulatory fees, consulting fees, and interest expense on lease obligations.

Comparison of the three months ended September 30, 2023 and 2022 for BayMedica Segment

	Three months ended September 30,
	2023	2022	Change	% Change
	(in thousands)
Sales	$902	$321	$581	181%
Cost of sales	788	235	553	235%
Loss on decline in NRV	93	577	(484)	(84)%
Gross profit	21	(491)	512	104%

Operating expenses:
Research and development and patents	275	299	(24)	(8)%
General and administrative	540	467	73	16%
Amortization and depreciation	28	23	5	22%
Total operating expenses	843	789	(54)	(7)%
Interest and other income	69	45	23	50%
Tax expense	-	(7)	7	100%
Net loss	$(753)	$(1,242)	$488	39%

Sales

Sales increased by $0.58 million as a result of an increase in sales volume to $0.9 million in our BayMedica segment, or 181%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. While sales increased year over year, there was a decrease in revenue of 61% or $1.4 million quarter over quarter due to fluctuations in distributor order patterns. While we are optimistic about the long-term growth potential in the rare cannabinoids sector, we expect revenue fluctuations to continue in future quarters. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute the highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $0.6 million in our BayMedica segment, or 235%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above. The Company’s gross margin fluctuation is primarily affected by the product mix sold within the period.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.09 million in our BayMedica segment for the period ended September 30, 2023, with expenses of $0.6 million for the period ended September 30, 2022. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure. BayMedica continues to evaluate new manufacturing approaches for certain products to increase its competitive position in the marketplace.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.02 million in our BayMedica segment, or 8%, for the period ended September 30, 2023 compared to the period ended September 30, 2022. The decrease in research and development and patents expenses was primarily due to lower research supplies expense partially offset by increases in external contractor fees and personnel expenses.

General and administrative expenses

General and administrative expenses increased by $0.07 million in our BayMedica segment, or 16%, for the period ended September 30, 2023 compared to the period ended September 30, 2022. The increase results primarily from a combination of changes including higher personnel expenses, accounting and legal fees, and marketing expenses.

Liquidity and Capital Resources

Since our inception, we have only generated limited revenue from product sales, no sales from any other sources and have incurred significant operating losses and negative cash flows from our operations. We have only commenced commercial sales with the acquisition of BayMedica and not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of common shares. As of September 30, 2023 the Company has lease obligations of $297,759 and committed for contracted research services and materials at a cost of approximately $2.2 million, expected to occur in the following twelve months following period.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $6.8 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Period Ended September 30, 2023	Period Ended September 30, 2022
Net cash (used in) operating activities	$(2,174)	$(2,255)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	5,429
Net increase (decrease) in cash and cash equivalents	$(2,174)	$3,174

Operating Activities

During the period ended September 30, 2023, we used cash in operating activities of $2.2 million, primarily resulting from our net loss of $2.5 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

During the three months ended September 30, 2022, we used cash in operating activities of $2.3 million, primarily resulting from our net loss of $3.5 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

Financing Activities

During the period ended September 30, 2023, cash provided by financing activities of $0.

During the three months ended September 30, 2022, cash provided by financing activities of $5.4 million consisted of $6.0 million of gross proceeds from a private placement of our common shares, offset by total transaction costs of $0.6 million.

Going Concern

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of, and the clinical trials for, our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into BayMedica’s R&D efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Through September 30, 2023, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $2.5 million and $3.5 million for the period ended September 30, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $103.9 million as of September 30, 2023.

As of the issuance date of the consolidated interim financial statements, we expect our cash, cash equivalents, and short-term investments of $6.8 million as of September 30, 2023, combined with the approximate $4.7 million of net proceeds from a private placement which closed on October 26, 2023 (see Note 13), will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of calendar year 2024 depending on the level and timing of realizing BayMedica revenues from the sale of Products in the Health & Wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our significant accounting policies are described in Note 2 of the Financial Statements. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended June 30, 2023. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of September 30, 2023, the Chief Executive Officer and the Interim Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result around a lack of personnel and inadequate controls around segregation of duties in the accounting department from employee turnover, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the items discussed in remediation below.

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Remediation measures include adding additional resources to our finance function, retaining the services of outside consultants and establishing additional review procedures over the accounting for complex and non-routine transactions. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2024. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any active legal proceedings that we believe to be material to the Company. However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business, including the license matter discussed in Note 11 of the Financial Statements.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “Risk Factors” in our Form 10-K dated September 29, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 13, 2023	By:	/s/ Jonathan Tegge
Interim Chief Financial Officer