Form 10-K/A
period 2023-06-30
InMed Pharmaceuticals Inc.
filed 2023-12-21
CIK 1728328

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

On September 29, 2023, there were 3,328,191 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K solely for the purpose of updating our auditor’s consent in Exhibit 23.1 to include our Registration Statement on Form S-8 (File No. 333-268356).

Outside of the change to the exhibit noted above and the updated certifications of the Chief Executive Officer and Chief Financial Officer, this Form 10-K/A does not otherwise amend, supplement, update or revise any portion of the original Form 10-K which remains unchanged since the date of its filing. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the original Form 10-K was filed.

i

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)

Financial Statements

The financial statements required by this item were submitted with the Original Form 10-K. Refer to Part II, Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K.

(2)	Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto submitted as part of the Original Form 10-K.

(3)	A list of exhibits filed with this report is found below.

EXHIBIT
NUMBER	DESCRIPTION

23.1	Consent of Marcum LLP.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

ITEM 16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

December 21, 2023	By:	/s/ Jonathan Tegge
Jonathan Tegge
Interim Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	December 21, 2023
Eric A. Adams	(Principal Executive Officer)

/s/ Jonathan Tegge	Interim Chief Financial Officer	December 21, 2023
Jonathan Tegge	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director (Chairman to the Board of Directors)	December 21, 2023
Andrew Hull

/s/ Janet Grove	Director	December 21, 2023
Janet Grove

/s/ Bryan Baldasare	Director	December 21, 2023
Bryan Baldasare

/s/ Nicole Lemerond	Director	December 21, 2023
Nicole Lemerond

2