Form 10-Q
period 2023-12-31
InMed Pharmaceuticals Inc.
filed 2024-02-13
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, the registrant had 6,056,970 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Interim Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2023 and 2022

Suite 310 – 815 West Hastings Street

Vancouver, BC, Canada, V6C 1B4

Tel: +1-604-669-7207

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2023

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

Expressed in U.S. Dollars

		December 31,
		2023	June 30,
	Note	(unaudited)	2023
		$	$
ASSETS
Current
Cash and cash equivalents		9,534,922	8,912,517
Short-term investments		44,462	44,422
Accounts receivable, net		372,870	260,399
Inventories	3	744,839	1,616,356
Prepaids and other current assets		1,112,977	498,033
Total current assets		11,810,070	11,331,727

Non-Current
Property, equipment and ROU assets, net	4	1,481,102	723,426
Intangible assets, net	5	1,864,292	1,946,279
Other assets		100,000	104,908
Total Assets		15,255,464	14,106,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	6	1,287,623	1,608,735
Current portion of lease obligations	9	364,190	375,713
Deferred rent		28,656	16,171
Total current liabilities		1,680,469	2,000,619

Non-current
Lease obligations, net of current portion	9	802,784	15,994
Total Liabilities		2,483,253	2,016,613
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
5,667,970 (June 30, 2023 - 3,328,191) issued and outstanding	7	79,936,633	77,620,252
Additional paid-in capital	7, 8	38,122,231	35,741,115
Accumulated deficit		(105,415,222)	(101,400,209)
Accumulated other comprehensive income		128,569	128,569
Total Shareholders’ Equity		12,772,211	12,089,727
Total Liabilities and Shareholders’ Equity		15,255,464	14,106,340
Related Party Transactions (Note 12)
Subsequent Events (Note 13)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)

Expressed in U.S. Dollars

		For the Three Months Ended		For the Six Months Ended
		December 31		December 31
	Note	2023	2022	2023	2022
		$	$	$	$

Sales		1,240,200	469,783	2,142,062	790,571
Cost of sales		745,584	338,620	1,533,274	573,654
Inventory write-down	3	170,474	-	263,404	576,772
Gross profit		324,142	131,163	345,384	(359,855)

Operating Expenses
Research and development and patents		609,791	851,356	1,901,884	2,230,009
General and administrative		1,363,958	1,464,879	2,662,689	3,025,356
Amortization and depreciation	4, 5	55,234	49,049	110,066	98,097
Foreign exchange (gain) loss		(59,896)	(20,237)	(11,439)	76,554
Total operating expenses		1,969,087	2,345,047	4,663,200	5,430,016

Other Income (Expense)
Interest and other income		166,760	115,797	302,803	188,384
Loss before income taxes		(1,478,185)	(2,098,087)	(4,015,013)	(5,601,487)

Tax expense		-	(3,000)	-	(9,800)
Net loss for the period		(1,478,185)	(2,101,087)	(4,015,013)	(5,611,287)

Net loss per share for the period
Basic and diluted		(0.19)	(0.91)	(0.71)	(3.54)
Weighted average outstanding common shares
Basic and diluted		7,973,465	2,300,526	5,650,828	1,583,073

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Expressed in U.S. Dollars

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2023		3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Loss for the period		-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	8	-	-	25,191	-	-	25,191
Balance September 30, 2023		3,328,191	77,620,252	35,766,306	(103,937,037)	128,569	9,578,090
Proceeds from private placement net of issuance costs	7	2,339,779	2,316,381	2,337,661	-	-	4,654,042
Loss for the period		-	-	-	(1,478,185)	-	(1,478,185)
Share-based compensation	8	-	-	18,264	-	-	18,264
Balance December 31, 2023		5,667,970	79,936,633	38,122,231	(105,415,222)	128,569	12,772,211

				Additional		Accumulated Other
	Note	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		#	$	$	$	$	$
Balance June 30, 2022		650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Proceeds from private placement net of issuance costs		90,000	333,134	4,989,366	-	-	5,322,500
Exercise of pre-funded warrants		168,099	1,619,797	(1,619,378)	-	-	419
Loss for the period		-	-	-	(3,510,200)	-	(3,510,200)
Share-based compensation		-	-	116,680	-	-	116,680
Balance September 30, 2022		908,766	72,671,392	35,170,766	(96,962,787)	128,569	11,007,940
Proceeds from private placement net of issuance costs		150,000	224,659	5,132,848	-	-	5,357,507
Exercise of pre-funded warrants		531,226	1,966,373	(1,966,320)	-	-	53
Loss for the period		-	-	-	(2,101,087)	-	(2,101,087)
Share-based compensation		-	-	70,638	-	-	70,638
Balance December 31, 2022		1,589,992	74,862,424	38,407,932	(99,063,874)	128,569	14,335,051

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)

Expressed in U.S. Dollars

	Note	2023	2022
		$	$
Cash provided by (used in):

Operating Activities
Net loss		(4,015,013)	(5,611,287)
Items not requiring cash:
Amortization and depreciation	4, 5	110,063	98,097
Share-based compensation	8	43,455	187,318
Amortization of right-of-use assets		191,909	197,767
Interest income received on short-term investments		(1,019)	(418)
Unrealized foreign exchange loss		978	2,167
Inventory write-down	3	263,404	576,772
Bad debts		-	25,085
Changes in operating assets and liabilities:
Inventories		608,113	300,576
Prepaids and other currents assets		(614,944)	(29,706)
Other non-current assets		4,908	5,507
Accounts receivable		(112,470)	(18,705)
Accounts payable and accrued liabilities		(321,106)	(508,871)
Deferred rent		12,485	16,171
Lease obligations		(193,109)	(209,112)
Total cash used in operating activities		(4,022,346)	(4,968,639)

Investing Activities
Payment of acquisition consideration		-	(500,000)
Sale of short-term investments		21,317	-
Purchase of short-term investments		(21,317)	-
Purchase of property and equipment		(9,291)	-
Total cash used in investing activities		(9,291)	(500,000)

Financing Activities
Proceeds from private placement net of issuance costs	7	4,654,042	10,744,351
Total cash provided by financing activities		4,654,042	10,744,351

Increase in cash during the period		622,405	5,275,712
Cash and cash equivalents beginning of the period		8,912,517	6,176,866
Cash and cash equivalents end of the period		9,534,922	11,452,578

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes		$-	$9,800
Interest		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant modification recorded as equity issuance costs		$3,508,749	$-
Preferred investment options to its placement agent		$325,699	$691,483
Recognition of Right-of-use asset and corresponding operating lease liability		$968,376	$-

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Interim Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Through December 31, 2023, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $4.0 million and $5.6 million for the six months ended December, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of approximately $105.4 million as of December 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated interim financial statements, the Company expects its cash, cash equivalents and short-term investments of $9.5 million as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health and wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months and six months ended December 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2023.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the three months and six months ended December 31, 2023, we adopted a change in presentation on our consolidated statements of operations loss in order to include foreign exchange loss in operating expenses. Prior periods have been revised to reflect this change in the presentation.

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

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were $66,775 as of December 31, 2023 and June 30, 2023.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of December 31, 2023 and June 30, 2023, the Company has $357,224 and $93,820 respectively, as a valuation allowance to reduce weighted average cost to net realizable value. During the three months ended December 31, 2023 and 2022, the Company recorded an inventory write-down of $170,474 and $0, respectively. During the six months ended December 31, 2023 and 2022, the Company recorded an inventory write-down of $263,404 and $576,772 respectively.

Cost of Sales

Cost of sales consists primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for the Company’s manufacturing business.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of December 31, 2023, was $5.1 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

As of December 31, 2023, the Company had three customers with an accounts receivable balance representing 57%, 28% and 11% of total accounts receivable, respectively. As of June 30, 2023, we had three customers with an accounts receivable balance representing 41%, 30% and 15% of total accounts receivable.

For the three months ended December 31, 2023, the Company had two customers that accounted for 51% and 20% of revenue, respectively. For the three months ended December 31, 2022, the Company had four customers that accounted for 21%, 18%, 15% and 11% of revenue, respectively.

For the six months ended December 31, 2023, the Company had four customers that accounted for 44%, 14%, 13% and 10% of revenue, respectively. For the six months ended December 31, 2022, the Company had four customers that accounted for 20%, 17%, 12%, and 10% of revenue, respectively. This change is reflective of the Company’s evolution to a primarily distributor model in 2023.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as of December 31, 2023 and June 30, 2023 due to their immediate or short-term maturities.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. The Company has 3,012,049 pre-funded warrants and 932,954 abeyance shares included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding for the three and six months ended December 31, 2023, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of December 31,
	2023	2022
Options	72,418	26,813
Warrants	10,192,044	3,528,643
	10,264,462	3,555,456

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2023	June 30, 2023

Raw materials	$-	$208,737
Work in process	186,980	514,113
Finished goods	557,859	893,506
Inventories	$744,839	$1,616,356

During the three months ended December 31, 2023 and 2022, the write-down of inventories to net realizable value was $170,474 and $0, respectively. During the six months ended December 31, 2023 and 2022, the write-down of inventories to net realizable value was $263,404 and $576,772, respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of December 31, 2023 and June 30, 2023, the Company has $357,224 and $93,820, respectively, as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND RIGHT OF USE (‘ROU’) ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	December 31, 2023	June 30, 2023

Right-of-use assets (leases)	$2,135,811	$1,167,436
Equipment	429,090	440,902
Furnishing	40,409	40,409
Property and equipment	$2,605,310	$1,648,747
Less: accumulated depreciation and amortization	(1,124,208)	(925,321)
Property, equipment and ROU assets, net	$1,481,102	$723,426

Depreciation expense on computer equipment, lab equipment and furnishing for the three months ended December 31, 2023 and 2022, was $14,242 and $8,056, respectively, and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the three months ended December 31, 2023 and 2022, was $93,085 and $90,389, respectively, and was recorded in general and administrative expenses.

Depreciation expense on computer equipment, lab equipment and furnishing for the six months ended December 31, 2023 and 2022, was $28,080 and $16,111, respectively, and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the six months ended December 31, 2023 and 2022, was $191,909 and $197,767, respectively, and was recorded in general and administrative expenses

5.	INTANGIBLE ASSETS

The following table summarizes the Companies intangible assets:

	December 31, 2023	June 30, 2023

Intellectual property	$1,736,420	$1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,063,128)	(981,141)
Intangible assets, net	$1,864,292	$1,946,279

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As of December 31, 2023, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the three months ended December 31, 2023 and 2022 was $40,993 and $40,993, respectively. Amortization expense on intangible assets for the six months ended December 31, 2023 and 2022 was $81,986 and $81,986, respectively.

The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending December 31,
2024	$158,935
2025	158,935
2026	158,935
2027	158,935
2028	158,935
Thereafter	1,069,617
Total	$1,864,292

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2023	June 30, 2023

Trade payables	$306,455	$544,179
Accrued research and development expenses	356,726	164,587
Inventory related accounts	101,775	-
Employee compensation, benefits and related accruals	422,221	542,305
Accrued general and administrative expenses	100,446	357,664
Accounts payable and accrued liabilities	$1,287,623	$1,608,735

7.	SHARE CAPITAL AND RESERVES

Authorized

As of December 31, 2023, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of December 31, 2023 and June 30, 2023.

The Company may issue preferred shares and may, at the time of issuance, determine the rights, preference and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

On October 24, 2023, the Company entered into a securities purchase agreement with two accredited institutional investors for the sale of 3,012,049 pre-funded warrants of the Company’s common stock at a purchase price of $0.83 per share. The warrants have an exercise price of $0.0001 and do not have an expiration date. The pre-funded warrants had a fair value of $1,248,376. In addition, the Company agreed to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares. These preferred investment options have an exercise price of $0.83 and has a term of 5.5 years from issuance. The preferred investment options had a fair value of $1,251,449. As of the date of this filing, none of these warrants have been exercised.

Concurrently with the Company’s entry into the purchase agreement, the Company also entered into an inducement offer letter agreement with the holders of existing preferred investment options to purchase up to an aggregate of 3,272,733 common shares of the Company issued to the holders on November 21, 2022. Pursuant to the inducement letter, the holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares of the Company at a reduced exercise price of $0.83 per share in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares at an exercise price of $0.83. Due to ownership limitations the accredited institutional investors had 1,796,552 shares held in abeyance as of the closing of the private placement. The abeyance shares had a fair value of $1,491,138 and the common stock issued had a fair value of $1,225,230 on the issuance date. As of December 31, 2023, the investors drew down 863,598 abeyance shares. Subsequent to December 31, 2023, the investors pulled down 389,000 abeyance shares.

The inducement is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $3.5 million using a Black-Scholes model and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3.

On October 26, 2023, the parties consummated the offerings. The Company received gross proceeds of approximately $5.2 million from the private placement and paid approximately $560,000 in cash fees relating to this offering. The Company also issued 408,511 warrants to our placement agent. These warrants have an exercise price of $1.0375 and a term of 5.5 years. The placement agent warrants had a fair value of $325,699 using a Black-Scholes model and were recorded in as an equity issuance cost.

Common Stock Warrant

The assumptions used in the Black-Scholes model to value the new warrants issue during the six months ended December 31, 2023, are set forth in the table below.

2023
Exercise price	$0.83 – 1.04
Risk-free interest rate	4.82%
Volatility	109 – 111%
Expected life (years)	5.0 – 5.5
Dividend yield	$0%

The assumptions used in the Black-Scholes model to value the modification of warrants issue during the six months ended December 31, 2023, are set forth in the table below.

2023
Exercise price	$0.83 – 3.04
Risk-free interest rate	0.56 - 4.82%
Volatility	109 – 614%
Expected life (years)	0 – 6.8
Dividend yield	$0%

A summary of the Company’s warrant activity and related information follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants Outstanding at July 1, 2023	3,516,529	$3.83
Warrants Granted	12,978,075	0.64
Exercised	(3,272,733)	0.83
Expire/Cancelled	(17,778)	18.50
Warrants Outstanding at December 31, 2023	13,204,093	$0.87

Warrants Exercisable at December 31, 2023	13,204,093	$0.87

As of December 31, 2023, the warrants exercisable and outstanding have an intrinsic value of $1,252,711 with a weighted average remaining life of 4 years.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Board of Directors may, from time to time, in its discretion and in accordance with regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the new stock option plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 19, 2023, the board of directors approved the reservation of an additional 700,000 shares of common stock under the Plan.

As of December 31, 2023 and June 30, 2023, there were 223,881 and 51,633 options, respectively, immediately available for future allocation pursuant to SEC rules. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (United States dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with United States dollar exercise prices.

On December 23, 2023, the Company issued 452,000 options to our employees. The options have an exercise price of $0.37 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 23, 2023, the Company issued 50,000 options to consultants. The options have an exercise price of $0.37 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 23, 2023, the Company issued 28,400 options to members of the Company’s board of Directors. The options have an exercise price of $0.37 with a term of 5 years. The options vest December 23, 2024 or immediately prior to the next Annual General Meeting, whichever is sooner.

The assumptions used in the Black-Scholes model during the six months ended December 31, 2023, are set forth in the table below.

2023
Exercise price	$0.37
Risk-free interest rate	3.95%
Volatility	203%
Expected life (years)	3.6
Dividend yield	$0%

The following is a summary of changes in outstanding options from July 1, 2023 to December 31, 2023:

	Number	Weighted Average Exercise Price

Balance at July 1, 2023	102,642	$31.28
Granted	530,400	0.37
Expired/Forfeited	(1,357)	419,42
Balance at December 31, 2023	631,685	$4.61
December 31, 2023:
Vested and exercisable	72,418	$36,40
Unvested	559,267	$0.50

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended December 31, 2023 and 2022 were $18,264 and $70,638, respectively, of which $10,136 and $44,042, respectively, was allocated to general and administrative expenses and the remaining $8,128 and $26,596, respectively, was allocated to research and development expenses.

Total expenses arising from share-based payment transactions recognized during the six months ended December 31, 2023 and 2022 were $43,455 and $187,319, respectively, of which $25,567 and $109,114, respectively, was allocated to general and administrative expenses and the remaining $17,889 and $78,205, respectively, was allocated to research and development expenses.

Unrecognized compensation cost at December 31, 2023 related to unvested options was $187,634 which will be recognized over a weighted-average vesting period of 1.5 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	December 31, 2023

Year 1	$441,004
Year 2	361,385
Year 3	372,227
Year 4	125,292
Year 5	-
More than five years	-
Total undiscounted lease liabilities(1)	1,299,908
Less: imputed interest	(132,934)
Present value of lease liabilities	1,166,974

Less: Current portion of lease liabilities	(364,190)
Non-current portion of lease liabilities	802,784

(1)	Excludes estimated variable operating costs of $92,964 and $78,500 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California. The Company agreed to extend its lease to May 14, 2027. The Company is obligated to pay $1,095,104 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a right-of-use asset and corresponding operating lease liability of $968,376.

10.	SEGMENT INFORMATION

As of the closing of the BayMedica acquisition, the Company aligned into two operating and reportable segments, the InMed segment and the BayMedica segment. The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed and BayMedica based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The InMed segment is largely organized around the research and development of cannabinoid-based pharmaceuticals products and the BayMedica segment is largely organized around developing proprietary manufacturing technologies to produce rare cannabinoids for sale in the health and wellness industry. Total assets held in the InMed segment as of December 31, 2023 and June 30, 2023 are $10,214,317 and $9,498,752, respectively. Total assets as of December 31 and June 30, 2023, held in the BayMedica segment are $5,041,146 and $4,607,588, respectively.

The following table presents information about the Company’s reportable segments for the three months ended December 31, 2023 and 2022:

	For the three months ended
	December 31, 2023			December 31, 2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	1,240,200	1,240,200	-	469,783	469,783
Cost of sales	-	(745,584)	(745,584)	-	(338,620)	(338,620)
Inventory write-down	-	(170,474)	(170,474)	-	-	-
Operating expenses	(1,185,676)	(783,411)	(1,969,087)	(1,682,058)	(662,989)	(2,345,047)
Other income (expense)	117,661	49,099	166,760	68,480	44,317	112,797
Net loss	(1,068,015)	(410,170)	(1,478,185)	(1,613,578)	(487,509)	(2,101,087)
Unrestricted cash	8,226,917	1,308,005	9,534,922	11,262,390	190,188	11,452,578

	For the six months ended
	December 31, 2023			December 31, 2022
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	2,142,062	2,142,062	-	790,571	790,571
Cost of sales	-	(1,533,274)	(1,533,274)	-	(573,654)	(573,654)
Inventory write-down	-	(263,404)	(263,404)	-	(576,772)	(576,772)
Operating expenses	(3,036,815)	(1,626,385)	(4,663,200)	(3,978,798)	(1,451,218)	(5,430,016)
Other income (expense)	185,055	117,748	302,803	96,389	82,195	178,584
Net loss	(2,851,760)	(1,163,253)	(4,015,013)	(3,882,409)	(1,728,878)	(5,611,287)
Unrestricted cash	8,226,917	1,308,005	9,534,922	11,262,390	190,188	11,452,578

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of December 31, 2023, the Company is committed for contract research services and materials at a cost of approximately $1.9 million, expected to occur in the following twelve months period.

Pursuant to the terms of agreements with various vendors, as of December 31, 2023, the Company is committed for contract materials and equipment at a cost of approximately $0.9 million, expected to occur in the twelve months following December 31, 2023.

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

Short-term investments include guaranteed investment certificates, with one-year terms of $44,462 and $44,422 as of December 31, 2023 and June 30, 2023, respectively, that are pledged as security for a corporate credit card.

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

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). During the three months ended December 31, 2023 and 2022, NRF rendered legal services in the amount of $116,951 and $167,768, respectively, to the Company. During the six months ended December 31, 2023 and 2022, NRF rendered legal services in the amount of $131,154 and $368,666, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as disclosed in Note 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three and six months ended December 31, 2023

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2023

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K, dated September 23, 2023 and other filings with the Security and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended December 31, 2023, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filing. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of prescription-based products, using rare cannabinoids and novel cannabinoid analogs, targeting the treatment of diseases with high unmet medical needs. Together with our subsidiary, BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce cannabinoids for various market sectors. Our know-how includes traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. We are dedicated to delivering new therapeutic alternatives to patients and consumers who may benefit from cannabinoid-based products. Our approach leverages on the several thousand years’ history of health benefits attributed to the Cannabis plant and brings this anecdotal information into the 21st century by applying tried, tested and true scientific approaches to establish non-plant-derived (synthetically manufactured), individual cannabinoid compounds as Product Candidates for InMed’s pharmaceutical product development pipeline or specific rare cannabinoid Products sold to end-product manufacturers by BayMedica. While our activities do not involve direct use of Cannabis nor extracts from the plant, we note that the FDA has, to date, not approved any marketing application for Cannabis for the treatment of any disease or condition and has approved only one Cannabis-derived and three Cannabis-related drug products. Our ingredients are synthetically made and, therefore, we have no interaction with the Cannabis plant. We do not grow nor utilize Cannabis nor its extracts in any of our Products or Product Candidates; our current pharmaceutical drug Product Candidates are applied topically (not inhaled nor ingested); and, we do not utilize THC or CBD, the most common cannabinoid compounds that are typically extracted from the Cannabis plant, in any of our Products or Product Candidates. The API under development for our initial two drug candidates, INM-755 for EB and INM-088 for glaucoma, is CBN and additional uses of both INM-755 and INM-088 are being explored. Our recently launched programs INM-901 and INM-089 utilize novel cannabinoid analogs to treat Alzheimer’s and Age-related Macular Degeneration (“AMD”), respectively.

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

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue that is sufficient to achieve profitability will depend heavily on the revenues generated from our products in the health and wellness sector, on the successful development and eventual commercialization of one or more of our Product Candidates and/or the success of our manufacturing technologies. Our net loss was $4.0 million and $5.6 million for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $105.4 million, which includes all losses since our inception in 1981. We expect our expenses will remain steady as we:

●	seek partnerships to advance the INM-755 program, our lead drug candidate for the treatment of EB;

●	continue to further advance research into the role of cannabinoids in treating ocular diseases;

●	continue to advance research in the INM-901 program, using a cannabinoid analog to target treatment of neurodegenerative diseases such as Alzheimer’s and in the INM-089 program to treat AMD;

●	investigate our Product Candidates for additional uses beyond their initial target indications;

●	pursue the discovery of drug targets based on proprietary cannabinoid analogs for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	continue to support our commercial operations and revenue-generating Products at BayMedica;

●	execute on business development activities, including but not limited to company mergers/acquisitions and acquisition or in-licensing of externally developed products and/or technologies;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	continue to further advance the research and development of various manufacturing technologies;

●	build internal infrastructure, including personnel, to meet our milestones; and

●	add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

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

Recent Developments

On October 24, 2023, the Company entered into a securities purchase agreement with two accredited institutional investors for the sale and issuance of an aggregate of 3,012,049 of its common shares (or pre-funded warrants in lieu thereof) at a purchase price of $0.83 per share. In addition, the Company agreed to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares.

Concurrently with the Company’s entry into the purchase agreement, the Company also entered into an inducement offer letter agreement with the holders of existing preferred investment options to purchase up to an aggregate of 3,272,733 common shares of the Company issued to the holders on November 21, 2022. Pursuant to the inducement letter, the holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares of the Company at a reduced exercise price of $0.83 per share in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares at an exercise price of $0.83. On October 26, 2023, the parties consummated the Offerings.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in the three and six months ended December 31, 2023 as compared to the three and six months ended December 31, 2022, largely due to high start-up costs associated with the multicenter Phase 2 clinical trial in our INM-755 program during the prior year. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Comparison of the three months ended December 31, 2023 and 2022 for InMed Segment

	Three months ended
	December 2023	December 2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$243	$587	$(344)	(59)%
General and administrative	976	1,089	(113)	(10)%
Amortization and depreciation	27	26	1	4%
Foreign exchange loss	(60)	(20)	(40)	(200)%
Total operating expenses	1,186	1,682	(496)	(29)%
Interest and other income	118	68	50	74%
Loss before income taxes	(1,068)	(1,614)	546	(34)%
Tax expense	-	-	-	-%
Net loss	$(1,068)	$(1,614)	$546	(34)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.3 million in our InMed segment, or 59%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in research and development and patents expenses was due to the Company no longer being engaged in clinical trials, lower research supplies, external contractor fees, and stock-based compensation. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses decreased by $0.1 million in our InMed segment, or 10%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease results primarily from a combination of changes including lower office and admin fees, salaries and benefits, stock-based compensation expenses, and interest expense on lease obligations. This was offset by an increase in accounting and legal, investor relations, and consulting fees.

Comparison of the three months ended December 31, 2023 and 2022 for BayMedica Segment

	Three months ended December 31,
	2023	2022	Change	% Change
	(in thousands)
Sales	$1,240	$470	$770	164%
Cost of sales	746	339	407	120%
Loss on decline in NRV	170	-	170	-%
Gross profit	324	131	193	147%

Operating expenses:
Research and development and patents	367	265	102	38%
General and administrative	388	375	13	3%
Amortization and depreciation	29	23	6	26%
Total operating expenses	784	663	121	18%
Interest and other income	49	48	1	2%
Tax expense	-	(3)	3	(100)%
Net loss	$(411)	$(487)	$76	(16)%

Sales

Sales increased by $0.8 million from an increase in sales volume to $1.2 million in our BayMedica segment, or 164%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. While sales increased year over year, revenue tends to fluctuate from quarter to quarter. The changes in revenue can be attributed mainly to distributor order patterns. While we are optimistic about the long-term growth potential in the rare cannabinoids sector, we expect revenue fluctuations to continue in future quarters. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $0.4 million in our BayMedica segment, or 120%, for the three months ended December 31, 2023 compared to the three months ended December, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.2 million in our BayMedica segment for the three ended December 31, 2023, with expenses of $0 million for the period ended December 31, 2022. Contributing factors to the decrease in net realizable value included lower demand, downward pricing pressure, and changes in the manufacturing processes that required the write-down of raw materials. BayMedica continues to evaluate new manufacturing approaches for certain products to increase its competitive position in the marketplace.

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.1 million in our BayMedica segment, or 38%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in research and development and patents expenses was primarily due to external contractor fees and personnel expenses. This was offset by lower research supplies.

Comparison of the six months ended December 31, 2023 and 2022 for InMed Segment

	Six months ended
	December 2023	December 2022	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,260	$1,666	$(406)	(24)%
General and administrative	1,735	2,182	(447)	(20)%
Amortization and depreciation	53	53	-	-%
Foreign exchange loss	(11)	77	(88)	(114)%
Total operating expenses	3,037	3,978	(941)	(24)%
Interest and other income	185	96	89	93%
Loss before income taxes	(2,852)	(3,882)	1,030	(27)%
Tax expense	-	-	-	-%
Net loss	$(2,852)	$(3,882)	$1,030	(27)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.4 million in our InMed segment, or 24%, for the six months ended December 31, 2023 compared to the period ended December 31, 2022. The decrease in research and development and patents expenses was due to the Company no longer being engaged in clinical trials, lower research supplies, stock-based compensation expenses, and external contractor fees.

General and administrative expenses

General and administrative expenses decreased by $0.4 million in our InMed segment, or 20%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease results primarily from a combination of changes including lower office and admin fees, accounting and legal fees, stock-based compensation expenses, regulatory fees, consulting fees, and interest expense on lease obligations. This was offset by an increase in investor relations.

Comparison of the six months ended December 31, 2023 and 2022 for BayMedica Segment

	Six months ended December 31,
	2023	2022	Change	% Change
	(in thousands)
Sales	$2,142	$791	$1,351	171%
Cost of sales	1,533	574	959	167%
Loss on decline in NRV	263	577	(314)	(54)%
Gross profit	346	(360)	706	(196)%

Operating expenses:
Research and development and patents	642	564	78	14%
General and administrative	927	842	85	10%
Amortization and depreciation	57	45	12	27%
Total operating expenses	1,626	1,451	175	12%
Interest and other income	118	93	25	27%
Tax expense	-	(10)	10	(100)%
Net loss	$(1,162)	$(1,728)	$566	(33)%

Sales

Sales increased by $1.3 million from an increase in sales volume to $2.1 million in our BayMedica segment, or 171%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. While sales increased year over year, revenue tends to fluctuate from quarter to quarter. The changes in revenue can be attributed mainly to distributor order patterns. While we are optimistic about the long-term growth potential in the rare cannabinoids sector, we expect revenue fluctuations to continue in future quarters. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $1.0 million in our BayMedica segment, or 167%, for the six months ended December 31, 2023 compared to the six months ended December, 2022. The increase in cost of goods sold is a result from the increase in sales mentioned above.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.3 million in our BayMedica segment for the six months ended December 31, 2023, with expenses of $0.6 million for the six months ended December 31, 2022. Contributing factors to the decrease in net realizable value included lower demand, downward pricing pressure, and changes in the manufacturing processes that required the write-down of raw materials. BayMedica continues to evaluate new manufacturing approaches for certain products to increase its competitive position in the marketplace.

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.08 million in our BayMedica segment, or 14%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase in research and development and patents expenses was due to an increase in external contractor fees and personnel expenses. This was offset by lower research supplies expenses.

General and administrative expenses

General and administrative expenses increased by $0.09 million in our BayMedica segment, or 10%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase results primarily from a combination of changes including higher accounting and legal fees, and marketing expenses. This was offset by lower personnel expenses.

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

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $9.6 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Period Ended December 31, 2023	Period Ended December 31, 2022
Net cash (used in) operating activities	$(4,022)	$(4,969)
Net cash (used in) investing activities	(9)	(500)
Net cash provided by financing activities	4,653	10,745
Net increase (decrease) in cash and cash equivalents	$622	$5,276

Operating Activities

During the period ended December 31, 2023, we used cash in operating activities of $4.0 million, primarily resulting from our net loss of $4.0 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

During the period ended December 31, 2022, we used cash in operating activities of $4.9 million, primarily resulting from our net loss of $5.6 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

Financing Activities

During the six months ended December 31, 2023, cash provided by financing activities of $4.7 million consisted of $5.2 million of gross proceeds from private placements of our common shares, offset by total transaction costs of $0.5 million.

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

Through December 31, 2023, we have funded our operations primarily with proceeds from the sale of common stock. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $4.0 million and $5.6 million for the period ended December 31, 2023 and 2022, respectively. In addition, we have an accumulated deficit of $105.4 million as of December 31, 2023.

As of the issuance date of the consolidated interim financial statements, we expect our cash, cash equivalents, and short-term investments of $9.5 million as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of calendar year 2024 depending on the level and timing of realizing BayMedica revenues from the sale of Products in the Health & Wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements including the impact of potential acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of December 31, 2023, the Chief Executive Officer and the Interim Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result around a lack of personnel and inadequate controls around segregation of duties in the accounting department from employee turnover, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the items discussed in remediation below.

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Remediation measures include adding additional resources to our finance function, retaining the services of outside consultants, and establishing additional review procedures over the accounting for complex and non-routine transactions. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently anticipate that the remediation of this material weakness should be completed by the end of our fiscal year. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 13, 2024	By:	/s/ Jonathan Tegge
Interim Chief Financial Officer