Form 10-Q
period 2024-03-31
InMed Pharmaceuticals Inc.
filed 2024-05-14
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, the registrant had 8,357,956 common shares, without par value, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2024 and 2023

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2024

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	March 31,
	2024	June 30,
	(unaudited)	2023
	$	$
ASSETS
Current
Cash and cash equivalents	7,600,598	8,912,517
Short-term investments	43,085	44,422
Accounts receivable, net of allowance for credit losses of $66,775 in 2024 and 2023	207,681	260,399
Inventories	1,193,952	1,616,356
Prepaids and other current assets	1,018,686	498,033
Total current assets	10,064,002	11,331,727

Non-Current
Property, equipment and ROU assets, net	1,370,969	723,426
Intangible assets, net	1,823,745	1,946,279
Other assets	100,000	104,908
Total Assets	13,358,716	14,106,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,183,285	1,608,735
Current portion of lease obligations	345,545	375,713
Deferred rent	-	16,171
Total current liabilities	1,528,830	2,000,619

Non-current
Lease obligations, net of current portion	725,236	15,994
Total Liabilities	2,254,066	2,016,613
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares:
6,344,970 (June 30, 2023 - 3,328,191) issued and outstanding	80,606,863	77,620,252
Additional paid-in capital	37,507,306	35,741,115
Accumulated deficit	(107,138,088)	(101,400,209)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	11,104,650	12,089,727
Total Liabilities and Shareholders’ Equity	13,358,716	14,106,340
Related Party Transactions (Note 12)
Subsequent Events (Note 13)

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Expressed in U.S. Dollars

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2024	2023	2024	2023
	$	$	$	$

Sales	1,172,601	1,033,925	3,314,663	1,824,496
Cost of sales	883,143	841,414	2,416,417	1,415,068
Inventory write-down	-	-	263,404	576,772
Gross profit	289,458	192,511	634,842	(167,344)

Operating Expenses
Research and development and patents	656,764	878,303	2,558,648	3,108,312
General and administrative	1,374,095	1,412,727	4,036,784	4,438,083
Amortization and depreciation	54,767	50,689	164,833	148,786
Foreign exchange loss	48,156	2,733	36,717	79,287
Total operating expenses	2,133,782	2,344,452	6,796,982	7,774,468

Other Income (Expense)
Interest and other income	121,458	155,497	424,261	343,881
Loss before income taxes	(1,722,866)	(1,996,444)	(5,737,879)	(7,597,931)

Tax expense	-	(1,500)	-	(11,300)
Net loss for the period	(1,722,866)	(1,997,944)	(5,737,879)	(7,609,231)

Net loss per share for the period
Basic and diluted	(0.18)	(0.60)	(0.82)	(3.53)
Weighted average outstanding common shares
Basic and diluted	9,612,973	3,328,191	6,961,938	2,156,283

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (unaudited)

Expressed in U.S. Dollars

			Additional		Accumulated Other
	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
	#	$	$	$	$	$
Balance June 30, 2023	3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Loss for the period	-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	-	-	25,191	-	-	25,191
Balance September 30, 2023	3,328,191	77,620,252	35,766,306	(103,937,037)	128,569	9,578,090
Proceeds from private placement net of issuance costs	2,339,779	2,316,381	2,337,661	-	-	4,654,042
Loss for the period	-	-	-	(1,478,185)	-	(1,478,185)
Share-based compensation	-	-	18,264	-	-	18,264
Balance December 31, 2023	5,667,970	79,936,633	38,122,231	(105,415,222)	128,569	12,772,211
Proceeds from private placement net insurance costs	677,000	670,230	(670,230)	-	-	-
Loss for the period	-			(1,722,866)	-	(1,722,866)
Share-based compensation	-	-	55,305	-	-	55,305
Balance March 31, 2024	6,344,970	80,606,863	37,507,306	(107,138,088)	128,569	11,104,650

			Additional		Accumulated Other
	Common Shares		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
	#	$	$	$	$	$
Balance June 30, 2022	650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Proceeds from private placement net of issuance costs	90,000	333,134	4,989,366	-	-	5,322,500
Exercise of pre-funded warrants	168,099	1,619,797	(1,619,378)	-	-	419
Loss for the period	-	-	-	(3,510,200)	-	(3,510,200)
Share-based compensation	-	-	116,680	-	-	116,680
Balance September 30, 2022	908,766	72,671,392	35,170,766	(96,962,787)	128,569	11,007,940
Proceeds from private placement net of issuance costs	150,000	224,659	5,132,848	-	-	5,357,507
Exercise of pre-funded warrants	531,226	1,966,373	(1,966,320)	-	-	53
Loss for the period	-	-	-	(2,101,087)	-	(2,101,087)
Share-based compensation	-	-	70,638	-	-	70,638
Balance December 31, 2022	1,589,992	74,862,424	38,407,932	(99,063,874)	128,569	14,335,051
Exercise of pre-funded warrants	1,738,199	2,757,828	(2,757,654)	-	-	174
Loss for the period	-	-	-	(1,997,944)	-	(1,997,944)
Share-based compensation	-	-	50,357	-	-	50,357
Balance March 31, 2023	3,328,191	77,620,252	35,700,635	(101,061,818)	128,569	12,387,638

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Expressed in U.S. Dollars

	March 31, 2024	March 31, 2023
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(5,737,879)	(7,609,231)
Items not requiring cash:
Amortization and depreciation	164,833	148,786
Share-based compensation	98,760	237,675
Amortization of right-of-use assets	287,824	296,239
Interest income on short-term investments	(1,271)	(392)
Unrealized foreign exchange loss	2,607	2,138
Inventory write-down	263,404	576,772
Bad debts	-	25,085
Changes in operating assets and liabilities:
Inventories	159,000	584,151
Prepaids and other current assets	(520,653)	102,022
Other non-current assets	4,908	5,507
Accounts receivable	52,718	(107,357)
Accounts payable and accrued liabilities	(425,446)	(585,341)
Deferred rent	(16,171)	16,171
Lease obligations	(289,302)	(317,490)
Total cash used in operating activities	(5,956,668)	(6,625,265)

Investing Activities
Payment of acquisition consideration	-	(500,000)
Sale of short-term investments	42,513	-
Purchase of short-term investments	(42,513)	-
Purchase of property and equipment	(9,293)	(128198)
Total cash used in investing activities	(9,293)	(628,198)

Financing Activities
Proceeds from private placement	4,654,042	10,680,654
Total cash provided by financing activities	4,654,042	10,680,654

(Decrease) increase in cash and cash equivalents during the period	(1,311,919)	3,427,191
Cash and cash equivalents beginning of the period	8,912,517	6,176,866
Cash and cash equivalents end of the period	7,600,598	9,604,057

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$11,300
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant modification recorded as equity issuance costs	$3,508,749	$-
Preferred investment options to its placement agent	$325,699	$691,483
Recognition of Right-of-use asset and corresponding operating lease liability	$968,376	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

Business

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a clinical stage pharmaceutical company developing a pipeline of proprietary small molecule drug candidates, targeting the treatment of diseases with high unmet medical needs as well as developing proprietary manufacturing technologies to produce bulk rare cannabinoids for sale as ingredients in the health and wellness industry.

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

Through March 31, 2024, the Company has funded its operations primarily with proceeds from the sale of common stock. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $5.7 million and $7.6 million for the nine months ended March, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of approximately $107.1 million as of March 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and short-term investments of $7.6 million as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2024, depending on the level and timing of realizing BayMedica, LLC, a wholly-owned subsidiary of the Company (“BayMedica”), revenues from the sale of bulk rare cannabinoids as ingredients in the health and wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

In connection with the Company’s assessment of going concern considerations in accordance with Subtopic 205-40, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements. These condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the fiscal year ended June 30, 2023.

These condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months and nine months ended March 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2023.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the three months and nine months ended March 31, 2024, we adopted a change in presentation on our condensed consolidated statements of operations in order to include foreign exchange loss in operating expenses. The Company has adopted ASU 2023-07 - Improvements to Reportable Segment Disclosures which has required prior period to reflect the change in presentation. Refer to discussion on Recent Accounting Pronouncements below.

Use of Estimates

The preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these condensed consolidated financial statements are the application of the going concern assumption, and determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, and warrant valuations.

Actual results could differ from those estimates.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including subsidiaries: InMed Pharmaceutical Ltd., BayMedica, LLC, Biogen Sciences Inc., and Sweetnam Consulting Inc. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these condensed consolidated financial statements.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of any allowance for credit losses. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, the Company’s cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) insurable limits. To date, the Company has not experienced any losses related to these balances. The uninsured cash balance as of March 31, 2024 and June 30, 2023, was $3.0 million and $3.8 million respectively.

The Company’s customers are primarily concentrated in the U.S.

As of March 31, 2024, the Company had four customers with an accounts receivable balance representing 39%, 32%, 16%, and 10% of total accounts receivable, respectively. As of June 30, 2023, we had three customers with an accounts receivable balance representing 41%, 30% and 15% of total accounts receivable, respectively.

For the three months ended March 31, 2024, the Company had four customers that accounted for 29%, 21%, 16% and 16% of revenue, respectively. For the three months ended March 31, 2023, the Company had four customers that accounted for 22%, 20%, 17% and 11% of revenue, respectively.

For the nine months ended March 31, 2024, the Company had four customers that accounted for 39%, 16%, 15% and 10% of revenue, respectively. For the nine months ended March 31, 2023, the Company had four customers that accounted for 17%, 15%, 14%, and 10% of revenue, respectively. This change is reflective of the Company’s transition to operating primarily through a distributor model in the year ended June 30, 2023.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as of March 31, 2024 and June 30, 2023 due to their immediate or short-term maturities.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. The Company has 3,012,049 pre-funded warrants and 255,954 abeyance shares included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding for the three and nine months ended March 31, 2024, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common shares is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common shares that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of March 31,
	2024	2023
Options	678,475	26,813
Warrants	13,204,093	3,528,643
	13,882,568	3,555,456

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has early adopted this accounting pronouncement.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU and expects to include updated income tax disclosures.

3.	INVENTORIES

Inventories consisted of the following:

	March 31, 2024	June 30, 2023

Raw materials	$196,500	$208,737
Work in process	439,086	514,113
Finished goods	558,366	893,506
Inventories	$1,193,952	$1,616,356

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of March 31, 2024 and June 30, 2023, the Company has $357,224 and $93,820 respectively, as a valuation allowance to reduce weighted average cost to net realizable value. During the three months ended March 31, 2024 and 2023, the Company did not record an inventory write-down. During the nine months ended March 31, 2024 and 2023, the Company recorded an inventory write-down of $263,404 and $576,772, respectively.

4.	PROPERTY, EQUIPMENT AND RIGHT OF USE (‘ROU’) ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	March 31, 2024	June 30, 2023

Right-of-use assets (leases)	$2,135,811	$1,167,436
Equipment	429,090	440,902
Furnishing	40,409	40,409
Property and equipment	$2,605,310	$1,648,747
Less: accumulated depreciation and amortization	(1,234,341)	(925,321)
Property, equipment and ROU assets, net	$1,370,969	$723,426

Depreciation expense on computer equipment, lab equipment and furnishing for the three months ended March 31, 2024 and 2023, was $14,220 and $10,586, respectively, and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the three months ended March 31, 2024 and 2023, was $95,615 and $91,935, respectively, and was recorded in general and administrative expenses.

Depreciation expense on computer equipment, lab equipment and furnishing for the nine months ended March 31, 2024 and 2023, was $42,302 and $26,697, respectively, and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the nine months ended March 31, 2024 and 2023, was $287,824 and $296,239, respectively, and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Companies intangible assets:

	March 31, 2024	June 30, 2023

Intellectual property	$1,736,420	$1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,103,675)	(981,141)
Intangible assets, net	$1,823,745	$1,946,279

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of small molecule drug candidates. This intangible asset is being amortized over an estimated useful life of 18 years. As of March 31, 2024, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 12 years.

Amortization expense on intangible assets for the three months ended March 31, 2024 and 2023 was $40,993 and $40,103, respectively. Amortization expense on intangible assets for the nine months ended March 31, 2024 and 2023 was $122,531 and $122,089, respectively.

The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending March 31,
2024	$158,935
2025	158,935
2026	158,935
2027	158,935
2028	158,935
Thereafter	1,029,070
Total	$1,823,745

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2024	June 30, 2023

Trade payables	$402,638	$544,179
Accrued research and development expenses	353,465	164,587
Inventory purchase accruals	54,629	-
Employee compensation, benefits and related accruals	205,030	542,305
Accrued general and administrative expenses	167,523	357,664
Accounts payable and accrued liabilities	$1,183,285	$1,608,735

7.	SHARE CAPITAL AND RESERVES

Authorized

As of March 31, 2024, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of March 31, 2024 and June 30, 2023.

The Company may, from time to time, issue preferred shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

On October 24, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) with two accredited institutional investors (the “Accredited Institutional Investors”) for the sale (the “2023 Private Placement”) of 3,012,049 pre-funded warrants of the Company’s common shares at a purchase price of $0.83 per share. The pre-funded warrants have an exercise price of $0.0001 and do not have an expiration date. The pre-funded warrants had a fair value of $1,248,376 at the time of issuance. In addition, the Company agreed, as part of the 2023 Private Placement, to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares. These preferred investment options have an exercise price of $0.83 and have a term of 5.5 years from issuance. The preferred investment options had a fair value of $1,251,449 at the time of their issuance. Subsequent to their issuance, the preferred investment options were registered with the SEC on Form S-1 on November 8, 2023, which became effective on November 13, 2023. Subsequent to March 31, 2024, an Accredited Institutional Investor exercised 1,757,032 preferred investment options.

Concurrently with the Company’s entry into the 2023 Securities Purchase Agreement, the Company also entered into an inducement offer letter agreement (the “Inducement Offer Letter”) with the holders of existing preferred investment options (the “Existing Holders”) to purchase up to an aggregate of 3,272,733 common shares issued to the Existing Holders on November 21, 2022. Pursuant to the Inducement Offer Letter, the Existing Holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares (at a reduced exercise price of $0.83 per share) in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares at an exercise price of $0.83 per share). Due to ownership limitations, the Accredited Institutional Investors had 1,796,552 common shares held in abeyance as of the closing of the 2023 Private Placement. The abeyance shares had a fair value of $1,491,138 and the common shares issued had a fair value of $1,225,230 on their respective issuance date. As of March 31, 2024, the Accredited Institutional Investors had drawn down 1,540,598 abeyance shares. Subsequent to March 31, 2024, the Accredited Institutional Investors drew down the remaining 255,954 abeyance shares.

The inducement contemplated by the Inducement Offer Letter (the “Inducement”) is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $3.5 million as of the date of the Inducement, using a Black-Scholes model and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3.

On October 26, 2023, the parties consummated the 2023 Private Placement and the other transactions contemplated by the 2023 Securities Purchase Agreement. In connection with such transactions, the Company (i) received gross proceeds of approximately $5.2 million and paid approximately $560,000 in cash fees and (ii) issued 408,511 warrants to our placement agent. These warrants have an exercise price of $1.0375 and a term of 5.5 years. The placement agent warrants had a fair value of $325,699 as of the date of their issuance, using a Black-Scholes model and were recorded as an equity issuance cost.

Common Share Warrants

The assumptions used in the Black-Scholes model to value the new warrants issued during the nine months ended March 31, 2024, are set forth in the table immediately below.

2024
Exercise price	$0.83 – 1.04
Risk-free interest rate	4.82%
Volatility	109 – 111%
Expected life (years)	5.0 – 5.5
Dividend yield	$0%

The assumptions used in the Black-Scholes model to value the modification of warrants issued during the nine months ended March 31, 2024, are set forth in the table immediately below.

2024
Exercise price	$0.83 – 3.04
Risk-free interest rate	0.56 – 4.82%
Volatility	109 – 614%
Expected life (years)	0 – 6.8
Dividend yield	$0%

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants Outstanding at July 1, 2023	3,516,529	$3.83
Warrants Granted	12,978,075	0.64
Exercised	(3,272,733)	0.83
Expire/Cancelled	(17,778)	18.50
Warrants Outstanding at March 31, 2024	13,204,093	$0.87

Warrants Exercisable at March 31, 2024	13,204,093	$0.87

As of March 31, 2024, the warrants exercisable and outstanding have an intrinsic value of $1,096,085 with a weighted average remaining life of 4 years.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may, from time to time, in its discretion and in accordance with applicable regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding common shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the Plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 19, 2023, the Company’s Board of Directors approved the reservation of an additional 700,000 common shares under the Plan (which common shares were registered on the Company’s Form S-8 previously filed with the SEC on December 22, 2023).

As of March 31, 2024 and June 30, 2023, there were 174,353 and 51,633 options, respectively, immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

Stock options granted prior to May 2021 were granted with Canadian dollar exercise prices (U.S. dollar amounts for weighted average exercise prices and aggregate intrinsic value are calculated using prevailing rates as at June 30, 2022). Commencing in May 2021, stock options are granted with U.S. dollar exercise prices.

On December 23, 2023, the Company issued 502,000 options to its employees and consultants pursuant to the Plan. The options have an exercise price of $0.37 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 23, 2023, the Company additionally issued 28,400 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $0.37 with a term of five years. The options vest on the earlier of (i) December 23, 2024 or (ii) immediately prior to the next Annual General Meeting.

On February 20, 2024, the Company issued 50,000 options to its employees pursuant to the Plan. The options have an exercise price of $0.37 with a term of five years. The options vest in equal installments monthly over three years.

The assumptions used in the Black-Scholes model during the nine months ended March 31, 2024, are set forth in the table immediately below:

2024
Exercise price	$0.37
Risk-free interest rate	3.95 - 4.30%
Volatility	116 - 203%
Expected life (years)	3.5 - 3.6
Dividend yield	$0%

The following is a summary of changes in outstanding options from July 1, 2023 to March 31, 2024:

	Number	Weighted Average Exercise Price

Balance at July 1, 2023	102,642	$31.28
Granted	580,400	0.37
Expired/Forfeited	(4,567)	386.97
Balance at March 31, 2024	678,475	$2.96
March 31, 2024:
Vested and exercisable	112,920	$15.39
Unvested	565,555	$0.47

ii)	Expenses Arising from Share-based Payment Transactions:

Total expenses arising from share-based payment transactions recognized during the three months ended March 31, 2024 and 2023 were $55,305 and $50,357, respectively, of which $9,768 and $28,442, respectively, was allocated to general and administrative expenses, $6,659 and $21,915, respectively, was allocated to research and development expenses, and $506 and $0, respectively, was allocated to Cost of Goods sold.

Total expenses arising from share-based payment transactions recognized during the nine months ended March 31, 2024 and 2023 were $98,760 and $237,675, respectively, of which $57,231 and $137,555, respectively, was allocated to general and administrative expenses, $41,024 and $100,120, respectively, was allocated to research and development expenses, and $505 and $0, respectively, was allocated to Cost of Goods sold.

Unrecognized compensation cost at March 31, 2024 related to unvested options was $146,413 which will be recognized over a weighted-average vesting period of approximately 1.4 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	March 31, 2024

Year 1	$388,703
Year 2	364,043
Year 3	374,965
Year 4	31,325
Year 5	-
More than five years	-
Total undiscounted lease liabilities(1)	1,159,035
Less: imputed interest	(88,254)
Present value of lease liabilities	1,070,781

Less: Current portion of lease liabilities	(345,545)
Non-current portion of lease liabilities	725,236

(1)	Excludes estimated variable operating costs of $92,964 and $78,500 on an annual basis through to April 30, 2024 and August 31, 2024, respectively.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,095,104 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a right-of-use asset and corresponding operating lease liability of $968,376.

10.	SEGMENT INFORMATION

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed Pharmaceuticals (‘InMed Pharma’) and BayMedica Commercial based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The InMed Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the BayMedica Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the InMed Pharma segment as of March 31, 2024 and June 30, 2023 are $10.8 million and $11.2 million, respectively. Total assets as of March 31, 2024 and June 30, 2023, held in the BayMedica segment are $2.6 million and $3.0 million, respectively.

The following table presents information about the Company’s reportable segments for the three months and nine months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024			March 31, 2023
	InMed Pharma	BayMedica Commercial	Total	InMed Pharma	BayMedica Commercial	Total
	$	$	$	$	$	$

Sales	-	1,172,601	1,172,601	-	1,033,925	1,033,925
Cost of sales	-	883,143	883,143	-	841,414	841,414
Gross profit	-	289,458	289,458	-	192,511	192,511
Research and development and patents	620,223	36,541	656,764	870,837	7,466	878,303
General and administrative	1,172,023	202,072	1,374,095	1,213,047	199,680	1,412,727
Amortization and depreciation	54,168	599	54,767	50,261	428	50,689
Other expense	48,156	-	48,156	2,733	-	2,733
Total operating expenses	1,894,570	239,212	2,133,782	2,136,878	207,574	2,344,452
Other income (expense)	102,987	18,471	121,458	155,567	(70)	155,497
Tax expense	-	-	-	-	(1,500)	(1,500)
Net Income (loss)	(1,791,583)	68,717	(1,722,866)	(1,981,311)	(15,133)	(1,997,944)
Unrestricted cash	6,578,230	1,022,368	7,600,598	9,441,977	162,080	9,604,057

	For the nine months ended
	March 31, 2024			March 31, 2023
	InMed Pharma	BayMedica Commercial	Total	InMed Pharma	BayMedica Commercial	Total
	$	$	$	$	$	$

Sales	-	3,314,663	3,314,663	-	1,824,496	1,824,496
Cost of sales	-	2,416,417	2,416,417	-	1,415,068	1,415,068
Inventory write-down	-	263,404	263,404	-	576,772	576,772
Gross profit	-	634,842	634,842	-	(167,344)	(167,344)
Research and development and patents	2,458,576	100,072	2,558,648	2,991,525	116,787	3,108,312
General and administrative	3,434,917	601,867	4,036,784	3,854,275	583,808	4,438,083
Amortization and depreciation	163,045	1,788	164,833	147,754	1,032	148,786
Other expense	36,717	-	36,717	79,242	45	79,287
Total operating expenses	6,093,255	703,727	6,796,982	7,072,796	701,672	7,774,468
Other income (expense)	424,480	(219)	424,261	344,083	(202)	343,881
Tax expense	-	-	-	-	(11,300)	(11,300)
Net Income (loss)	(5,668,775)	(69,104)	(5,737,879)	(6,728,713)	(869,218)	(7,609,231)
Unrestricted cash	6,578,230	1,022,368	7,600,598	9,441,977	162,080	9,604,057

Other Income (expense) includes interest income earned on cash and short-term investments, interest expense, and sublease income.

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of March 31, 2024, the Company is committed for contract research services and materials at a cost of approximately $1.5 million, which is expected to occur in the following twelve months period following March 31, 2024.

Pursuant to the terms of agreements with various vendors, as of March 31, 2024, the Company is committed for contract materials and equipment at a cost of approximately $1.0 million, which is expected to occur in the twelve months following March 31, 2024.

Pursuant to the terms of a certain Technology Assignment Agreement, dated as of May 31, 2017 (the “Technology Agreement”), between the Company and the University of British Columbia (“UBC”), the Company is committed to pay royalties to UBC on certain licensing and royalty revenues received by the Company for biosynthesis of certain drug products that are covered by the Technology Agreement. To date, no payments have been required to be made.

Pursuant to the terms of a certain Collaborative Research Agreement, dated as of December 13, 2018, between the Company and UBC, pursuant to which the Company owns all rights, title and interests in and to any intellectual property, in addition to funding research at UBC, the Company is committed to make a one-time payment upon filing of any PCT patent application arising from the research. To date, one such payment has been made to UBC.

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable.

Short-term investments include guaranteed investment certificates, with one-year terms of $43,085 and $44,422 as of March 31, 2024 and June 30, 2023, respectively, that are pledged as security for a corporate credit card.

In addition to the foregoing, the Company has entered into certain agreements in the ordinary course of operations that may include indemnification provisions, which are common in such agreements. In some cases, the maximum amount of potential future indemnification is unlimited; however, the Company currently holds commercial general liability insurance. This insurance may limit the Company’s overall liability and may enable the Company to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements   and it believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Pursuant to a certain Technology Licensing Agreement, dated as of March 11, 2021, the Company is committed to issue, subject to regulatory approval, up to 700 warrants to purchase 700 common shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of the common shares prior to each milestone achievement and the warrants will be exercisable for a period of three years from the issuance date.

BayMedica entered into a patent license agreement (“Patent License Agreement”) with a third party (the “Licensor”) on February 15, 2021. The Company was required to begin making royalty payments to the Licensor based on net sales of licensed products in 2021 in order to maintain an exclusive license. In December 2021, the Company amended the Patent License Agreement, which amendment included the deferral of the 2021 minimum payments to 2022. As of June 30, 2023, the Company has paid $300,000 for the minimum payments due and payable under the Patent License Agreement. On February 10, 2023, BayMedica received a letter from the Licensor alleging a breach of the Patent License Agreement and asserting a right to monies due thereunder. On April 6, 2023, BayMedica sent a letter to the Licensor disputing the Licensor’s interpretation of the Patent License Agreement and asserted that the counterparty’s only remedy under the Patent License Agreement to be either (a) the conversion of an exclusive technology license into a non-exclusive license or (b) the termination of the Patent License Agreement. To date, the Licensor has not initiated a lawsuit with respect to the foregoing matters. If a lawsuit is ultimately brought alleging a breach of the Patent License Agreement, the proceeding will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Agreement, the nature of the legal theory advanced by the counterparty, and the ultimate outcome of any proceeding (including the interpretation by the arbitrator with respect to applicable requirements under Ontario law regarding contract formation).

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

12.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). During the three months ended March 31, 2024 and 2023, NRF rendered legal services in the amount of $66,000 and $91,232, respectively, to the Company. During the nine months ended March 31, 2024 and 2023, NRF rendered legal services in the amount of $197,155 and $580,761, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were rendered by Ms. Grove directly.

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as disclosed in Note 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024, 2024 (see Note 11 – Commitments and Contingencies).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” “InMed”, “we”, “our”, or “us”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, “budget”, “possible”, “should”, “future”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2023 (the “2023 Annual Report”), “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and the following:

●	The Company’s ability to stem operating losses and the Company’s ability to obtain additional financing to fund its operations;

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of the products in its portfolio;

●	The Company’s ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	The ability of the IntegraSyn approach to introduce a revenue stream to us before the expected commercial approval of our therapeutic programs;

●	Our ability to successfully scale up our IntegraSyn or other cost-effective approaches so that it will be commercial-scale ready after Phase 2 clinical trials are completed, after which time we may no longer need to source active pharmaceutical ingredients (“APIs”) from API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of cannabinoids produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue and pursue, including the ability to adequately assess the underlying strategic factors;

●	Our ability to monetize our IntegraSyn manufacturing approach to the broader pharmaceutical industry;

●	Our ability to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, either cost, yield, speed, or all of the above, when pursuing specific types of cannabinoids, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our IntegraSyn- or BayMedica-derived products being bio-identical to the naturally occurring cannabinoids, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	Our ability to potentially earn revenue from our IntegraSyn approach by (i) becoming a supplier of APIs to the pharmaceutical industry and/or (ii) providing pharmaceutical-grade ingredients to the non-pharmaceutical market;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of synthesizing Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weaknesses identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including through the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	Changes in the status of pending, or the initiation of new litigation, claims, disputes or proceedings, including those involving our contractual counterparties, as well as our ability to prevail in the defense of any claim, dispute, proceedings, appeal or counterclaim;

●	Changes in legislation removing or increasing current applicable limitations of liability;

●	Governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to any global health events and crises, as well as the results and effects of legal proceedings and governmental audits, assessments, orders and investigations;

●	Our ability to incur indebtedness in the near- and long-term;

●	Our dependence on key personnel, the availability of such personnel and the related labor costs; ·

●	Our ability to identify and complete strategic and/or transformational transactions, including acquisitions, dispositions, joint ventures and mergers, as well as the impact that such transactions may have on our operations and financial condition;

●	Adverse macroeconomic conditions, including (i) inflationary pressures and potential recessionary conditions, as well as actions taken by central banks and regulators across the world in an attempt to reduce, curtail and address such pressures and conditions, and (ii) developments at financial institutions, including bank failures, that impact general sentiment regarding the stability and liquidity of banks and the global economy, and the resulting impact on the stability of the global financial markets at large;

●	The fact that (i) the Company may not be able to meet the requirements for continued listing under the Nasdaq Listing Rules, (ii) the Company may not meet the Minimum Bid Price Rule (as defined below) during the Extended Compliance Period (as defined below) or any other compliance period in the future, (iii) Nasdaq Capital Market (“Nasdaq”) may not grant the Company relief from delisting, if necessary, and (iv) the Company may not ultimately meet applicable Nasdaq requirements if any such relief is necessary, among other risks and uncertainties;

●	The occurrence of cybersecurity incidents, attacks, intrusions or other breaches to our information technology systems, and our ability to effectively and expeditiously remediate any such matters;

●	Increased costs resulting from supply chain constraints, delays and impediments, including, but not limited to, increases in the costs of obtaining supplies;

●	The Company’s incurrence of significant operating losses, both in the near- and long-term;

●	Critical accounting estimates;

●	Management’s assessment of future plans and operations;

●	The outlook of our business and the global economic and geopolitical conditions; and

●	Competition within our industry, and the competitive environment in which we and our business units operate.

This list is not exhaustive of the factors, events, conditions and circumstances that may affect the “forward-looking statements” and “forward-looking information” contained in this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

InMed Pharmaceuticals Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2023

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in the 2023 Annual Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2024, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in the 2023 Annual Report. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous cannabinoid 1 (“CB1”) and cannabinoid 2 (“CB2”) receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with our wholly-owned subsidiary, BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

InMed has sought to focus on the research and development of preferential signaling ligands of CB1/CB2 and has produced a library of novel, proprietary drug candidates. These candidates are patentable new chemical entities (“NCEs”) for pharmaceutical development, aimed at targeting diverse clinical indications. Our current pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry age-related macular degeneration, and Epidermolysis Bullosa. InMed’s INM-901 is a proprietary drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor (“PPAR”) signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease. Our ocular research, based on a proprietary small molecule, INM-089 indicates potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of the retinal function. Neuroprotection in dry Aged-related Macular Degeneration (“dry AMD”) remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

InMed has also completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in Epidermolysis Bullosa (“EB”). Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cannabinol cream versus the control cream alone in an exploratory clinical evaluation. The results for non-wound itch were not statistically significant in this small trial due, in part, to the clinically important anti-itch effect of the underlying control cream.

Together with our wholly-owned subsidiary BayMedica, our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With multiple manufacturing approaches, InMed has sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality, pure cannabinoids fit for their intended use. BayMedica’s commercial business specializes in the B2B supply of bulk rare cannabinoids as raw materials for the Health and Wellness sector that are bioidentical to those found in nature.

Since our acquisition of Biogen Sciences Inc., a privately held British Columbia pharmaceutical company focused on drug discovery and development in 2014, our operations have primarily focused on conducting research and development for our Product Candidates and for our integrated, biosynthesis-based manufacturing technology, establishing our intellectual property, organizing and staffing our Company, business planning and capital raising. On October 13, 2021, we acquired BayMedica, Inc., now named BayMedica, LLC. Upon closing of the acquisition of BayMedica, BayMedica became a wholly-owned subsidiary of InMed. To date, we have funded our operations primarily through the issuance of our common shares.

We have incurred significant operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. Our ability to generate product revenue that is sufficient to achieve profitability will depend heavily on the revenues generated from our products in the health and wellness sector, on the successful development and eventual commercialization of one or more of our Product Candidates and/or the success of our manufacturing technologies. Our net loss was $5.7 million and $7.6 million for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 we had an accumulated deficit of $107.1 million, which includes all losses since our inception in 1981. We expect our expenses will remain steady in the near- and long-term as we:

●	seek partnership(s) to advance the INM-755 program for the treatment of EB and/or other dermatological conditions including chronic itch;

●	continue to advance research with proprietary drug candidates in the INM-901 program targeting treatment of neurodegenerative diseases such as Alzheimer’s and in the INM-089 program to treat dry AMD;

●	investigate our Product Candidates for additional uses beyond their initial target indications;

●	pursue the discovery of additional small molecule drug candidates for other diseases with high unmet medical needs and the subsequent development of any resulting new Product Candidates;

●	seek regulatory approvals for any Product Candidates that successfully complete clinical trials;

●	scale-up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf;

●	continue to support our commercial operations and revenue-generating Products at BayMedica;

●	execute on business development activities, including but not limited through strategic transactions, mergers, acquisitions and/or divestitures as well as in- or out-licensing of technologies or business units;

●	maintain, expand, enforce, defend and protect our intellectual property;

●	continue to further advance the research and development of various manufacturing technologies;

●	build internal infrastructure, including personnel, to meet our milestones; and

●	add operational, financial and management information systems and personnel, including personnel to support product development and potential future commercialization efforts and our operations as a public company.

As a result of these activities as well as our working capital requirements, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We expect to finance our operations through product sales, the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our Products and Product Candidates or grant rights to external entities to develop and market our Product Candidates, even if we would otherwise prefer to develop and market such Products and Product Candidates ourselves.

Because of the numerous risks and uncertainties associated with drug development and commercial growth, we are unable to predict the timing or amount of increased expenses and working capital requirements or the timing of when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continual basis, then we may be unable to continue our operations at current or planned levels and be forced to reduce or terminate our operations.

Recent Developments

Appointment of Dr. David G. Morgan to the Scientific Advisory Board

On April 18, 2024, the Company announced the addition of Dr. David G. Morgan, a renowned leader in neurodegenerative disease, to its Scientific Advisory Board (“SAB”) reinforcing the Company’s commitment to advancing it’s INM-901 program in the treatment of Alzheimer’s disease.

Ocular Research Program

On April 16, 2024, the Company announced additional preclinical data for INM-089 further demonstrating positive pharmacological effects targeting dry AMD. In vivo preclinical studies in AMD disease models demonstrated significant outcomes for INM-089 including neuroprotection of photoreceptors as well as improved photoreceptor’s function, improved integrity of retinal pigment epithelium and reduction in extracellular autofluorescent deposits, a hallmark of dry AMD. Additionally, data indicates that INM-089 may be more effective as a therapeutic treatment for dry AMD compared to neovascular, or wet, AMD. More specifically, data suggests INM-089 may be an important candidate for geographic atrophy (“GA”) which is common in more advanced cases of dry AMD, affecting the center of the macula.

The Company has strategically prioritized the utilization of its proprietary small molecule drug candidates in its drug development initiatives, resulting in the advancement of the INM-089 program in the treatment of dry AMD taking precedence over the INM-088 program in the treatment of glaucoma. Therefore, the Company will not be advancing INM-088 in the immediate future. Notably, the initial research and data from the INM-088 program have played an instrumental role in shaping the development of INM-089 program.

Additional Preclinical Data for INM-901’s Pharmacological Effects

On April 4, 2024, the Company announced additional preclinical data demonstrating INM-901’s positive pharmacological effects in the potential treatment of Alzheimer’s disease. Several preclinical studies were conducted in well-characterized in vivo Alzheimer’s disease models demonstrating that INM-901 is a preferential signaling agonist of the CB1/CB2 receptors and impacts the PPAR signaling pathway, reduces neuroinflammation and improves neuronal function. Analysis of mRNA data supports the observations made in the previously released behavioral studies results showing improvement of locomotor activity, cognition and memory in diseased animals.

Extension of Compliance Period for Minimum Bid Price Rule Compliance

On March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Nasdaq’s determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to consider all available options to regain compliance during the Extended Compliance Period, including, if necessary, effecting a reverse stock split. If at any time prior to September 16, 2024, the closing bid price of the Company’s listed shares on Nasdaq (the “Listed Shares”) is at least $1.00 per share for at least a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Rule and this matter will be closed. If the Company does not regain compliance with the Minimum Bid Price Rule during the Extended Compliance Period, Nasdaq will provide written notification to the Company that the Listed Shares will be delisted. At that time, the Company may appeal the relevant delisting determination to a hearings panel (the “Hearings Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rules. However, if the Company does appeal Nasdaq’s delisting determination to the Hearings Panel, there can be no assurance that such appeal would be successful.

Other Personnel Matters

On February 20, 2024, Ms. Netta Jagpal joined the Company as Chief Financial Officer and Corporate Secretary. In conjunction with this appointment, Mr. Jonathan Tegge stepped down as interim Chief Financial Officer.

On May 10, 2024, Ms. Alexandra D.J. Mancini, Senior Vice President, Clinical & Regulatory Affairs, provided notice to the Company and the Company’s Board of Directors of her intention to retire from her position, effective June 30, 2024. In connection with Ms. Mancini’s retirement and eventual departure, and to ensure a smooth transition, the Company intends to retain Ms. Mancini under the terms of a Consulting Agreement (the “Consulting Agreement”), pursuant to which Ms. Mancini will provide certain consulting services to the Company for a period to be mutually agreed upon by both the Company, on the one hand, and Ms. Mancini, on the other. The foregoing description of the Consulting Agreement does not purport to be complete and is subject, and qualified by reference, to the full text of the Consulting Agreement, which the Company intends to file with its Annual Report on Form 10-K for the year ending June 30, 2024.

Notice of Termination with Respect to the Technology Licensing Agreement

On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024 (see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated interim financial statements included in this Quarterly Report, which is incorporated by reference in this Part I, Item 2 of this Quarterly Report).

Components of Results of Operations

Revenue

Our revenue consists of manufacturing and distribution sales of rare cannabinoid products, which are generally recognized at a point in time. We recognize revenue when control over the products has been transferred to the customer and to which we have a present right to payment.

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

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as preclinical studies and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses historically incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expenses. We do not track our internal research and development expenses on a program-by-program basis as the resources are deployed across multiple projects.

The successful development of our Products and Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be needed to complete the remainder of the development of our Product Candidates or to develop and commercialize additional Products. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with the development of our products, including the uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to complete preclinical and clinical development and commercialization of our Product Candidates, to further advance the development of our manufacturing technologies, and to develop and commercialize additional Products, if any;

●	our ability to maintain and expand our current research and development programs and to establish new ones;

●	our ability to establish sales, licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of materials for use in production of our Products and Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved, and of new Products;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	competition with other products and within our industry at large; and

●	a continued acceptable safety profile of our Product Candidates following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of our Products or Product Candidates could significantly and materially change the costs and timing associated with the development of those Products or Product Candidates.

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in the three and nine months ended March 31, 2024 as compared to the three and nine months ended March 31, 2023, largely due to high start-up costs associated with the multicenter Phase 2 clinical trial in our INM-755 program during the prior year. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

General and administrative expenses consist of (i) personnel-related costs, including salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, human resources, business operations and other administrative functions, (ii) investor relations activities, (iii) legal fees related to corporate matters, (iv) fees paid for accounting and tax services, (v) consulting fees and (vi) facility-related costs.

Amortization and Depreciation

Intangible assets are comprised of intellectual property that we acquired in May of 2014 and trade secrets, product formulation knowledge, and patents that we acquired in October 2021. The acquired intellectual property and patents are amortized on a straight-line basis based on their estimated useful lives. Equipment and leasehold improvements are depreciated using the straight-line method based on their estimated useful lives.

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

Results of Operations

The Company has two operating and reportable segments based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed Pharmaceuticals (‘InMed Pharma’) and BayMedica Commercial based on the information used by the CODM.

Comparison of the three months ended March 31, 2024 and 2023 for the InMed Pharma Segment

	Three months ended
	March 2024	March 2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$620	$871	$(251)	(29)%
General and administrative	1,172	1,213	(41)	(3)%
Amortization and depreciation	54	50	4	8%
Foreign exchange loss	48	3	45	1,500%
Total operating expenses	1,894	2,137	(243)	(11)%
Interest and other income	103	156	(53)	34%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.3 million in the InMed Pharma segment, or 29%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in research and development and patents expenses was due to the Company no longer being engaged in clinical trials resulting in lower research supplies and external contractor fees, as well as lower personnel costs. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses decreased by $0.04 million in our InMed Pharma segment, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 The decrease results primarily from a combination of changes including lower office and admin fees, and salaries and benefits. This was offset by an increase in accounting and legal, investor relations, and consulting fees.

Comparison of the three months ended March 31, 2024 and 2023 for BayMedica Commercial Segment

	Three months ended March 31,
	2024	2023	Change	% Change
	(in thousands)
Sales	$1,173	$1,034	$139	13%
Cost of sales	883	841	42	5%
Gross profit	290	193	97	50%

Operating expenses:
Research and development and patents	37	7	30	429%
General and administrative	202	201	1	-%
Amortization and depreciation	1	-	1	100%
Total operating expenses	240	208	32	15%
Interest and other income	18	-	18	100%

Sales

Sales increased by $0.1 million, or 13%, to $1.2 million in the BayMedica Commercial segment for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. While sales increased year over year, revenue tends to fluctuate from quarter to quarter. The changes in revenue can be attributed mainly to distributor order patterns. While we are generally optimistic about the long-term growth potential in the rare cannabinoids sector, we expect revenue fluctuations to continue in future quarters. BayMedica Commercial will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute higher margins, where BayMedica Commercial continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $0.04 million, or 5%, to $0.9 million in our BayMedica Commercial segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in cost of goods sold is the direct result of an increase in BayMedica Commercial sales.

Research and Development and Patents Expenses

Research and development and patents expenses increased by $0.03 million in our BayMedica Commercial segment to $0.4 million, or 429%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in research and development and patents expenses was primarily due to external contractor fees for testing and new product development.

Comparison of the nine months ended March 31, 2024 and 2023 for the InMed Pharma Segment

	Nine months ended
	March 2024	March 2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$2,459	$2,992	$(533)	(18)%
General and administrative	3,434	3,854	(420)	(11)%
Amortization and depreciation	163	148	15	10%
Foreign exchange loss	37	79	(42)	53%
Total operating expenses	6,093	7,073	(980)	(14)%
Interest and other income	424	344	80	23%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.5 million to $2.5 million in our InMed Pharma segment, or 18%, for the nine months ended March 31, 2024, as compared to the period ended March 31, 2023. The decrease in research and development and patents expenses was due primarily to the Company no longer being engaged in clinical trials which resulted in lower external contractor fees and research supplies. Furthermore, the decrease is the result of lower personnel costs.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $3.4 million in the InMed Pharma segment, or 11%, for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023. The decrease resulted primarily from a combination of changes including lower office and admin fees, personnel costs, regulatory fees, and interest expense on lease obligations. This was offset by an increase in investor relations, accounting and legal fees, and consulting fees

Comparison of the nine months ended March 31, 2024 and 2023 for the BayMedica Commercial Segment

	Nine months ended March 31,
	2024	2023	Change	% Change
	(in thousands)
Sales	$3,315	$1,824	$1,491	82%
Cost of sales	2,416	1,415	1,001	70%
Inventory write-down	263	577	(314)	(54)%
Gross profit	636	(168)	804	(479)%

Operating expenses:
Research and development and patents	100	116	(16)	(14)%
General and administrative	603	584	19	3%
Amortization and depreciation	2	1	1	100%
Total operating expenses	705	701	4	1%

Sales

Sales increased by $1.5 million, or 82%, to $3.3 million in the BayMedica Commercial segment for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023, which was primarily the result of an increase in sales volume. While sales increased year over year, revenue generally fluctuates from quarter to quarter. The changes in revenue can be attributed mainly to distributor order patterns. While we are optimistic about the long-term growth potential in the rare cannabinoids sector, we expect revenue fluctuations to continue in future quarters. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $1.0 million, or 34%, to $2.4 million in our BayMedica Commercial segment for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase in cost of goods sold is primarily a result of the increase in sales.

Inventory Write-Down

The write-down of inventories to net realizable value was $0.3 million, or a decrease of 54%, in the BayMedica Commercial segment for the nine months ended March 31, 2024, as compared to expenses of $0.6 million for the nine months ended March 31, 2023. Contributing factors to the decrease in net realizable value included lower demand, downward pricing pressure, and changes in the manufacturing processes that required the write-down of raw materials. BayMedica continues to evaluate new manufacturing approaches for certain products to increase its competitive position in the marketplace.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $0.02 million, or 14%, to $0.01 million in the BayMedica Commercial segment for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2024. The decrease in research and development and patents expenses was due to a decrease in . expenses for new product development and patent related expenses.

General and\Administrative Expenses

General and administrative expenses increased by $0.02 million, or 3%, to $0.6 million in the BayMedica Commercial segment, for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023. The increase primarily relates to a combination of changes including higher accounting, legal fees, and marketing expenses. This was offset by lower personnel expenses.

Liquidity and Capital Resources

Since our inception, we have only generated limited revenue from product sales, no sales from any other sources and have incurred significant operating losses and negative cash flows from our operations. We have only commenced commercial sales with the acquisition of BayMedica and have not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of our common shares.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $7.6 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net cash used in operating activities	$(5,957)	$(6,625)
Net cash used in investing activities	(9)	(628)
Net cash provided by financing activities	4,654	10,680
Net decrease in cash and cash equivalents	$(1,312)	$(3,427)

Operating Activities

During the nine months ended March 31, 2024, we used cash in operating activities of $5.9 million, primarily resulting from our net loss of $5.7 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

During the nine months ended March 31, 2023 we used cash in operating activities of $6.6 million, primarily resulting from our net loss of $7.6 million combined with changes in working capital and non-cash expenses contributed to net cash used in operating activities.

Investing Activities

During the nine months ended March 31, 2024, cash provided by investing activities of less than $0.01 million resulted from the purchases of property and equipment.

During the nine months ended March 31, 2023, cash used in investing activities of $0.6 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders, and the payment of a deposit on equipment.

Financing Activities

During the nine months ended March 31, 2024, cash provided by financing activities of $4.7 million consisted of $5.2 million in gross proceeds derived from the 2023 Private Placement, offset by total transaction costs of $0.5 million.

During the nine months ended March 31, 2023, cash provided by financing activities of $10.7 million consisted of $12.0 million in gross proceeds from private placements of our common shares consummated in September 2022 and November 2022, offset by total transaction costs of $1.3 million.

Going Concern

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into the Company’s research and development efforts targeting small molecule drug candidates. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through March 31, 2024, we have funded our operations primarily with proceeds from the sale of our common shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $5.7 million for the nine months ended March 31, 2024. In addition, we have an accumulated deficit of $107.1 million as of March 31, 2024.

As of the issuance date of the condensed consolidated financial statements, we expect our cash, cash equivalents, and short-term investments of $7.6 million as of March 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar year 2024 depending on the level and timing of realizing BayMedica revenues from the sale of Products in the Health & Wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, there are a number of uncertainties in estimating our operating expenses and capital expenditure requirements, including the impact of potential acquisitions.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, if at all. The terms of any financing may materially and adversely affect the holdings or the rights of our existing equityholders.

Our funding requirements, and the timing and amount of our operating expenditures will depend largely on:

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

A change in the outcome of any of these, or other variables with respect to the development of any of our Products and Product Candidates, could significantly and materially change the costs and timing associated with their development. We anticipate that we will need to continue to rely on additional financings to achieve our business objectives.

In addition to the variables described immediately above, if and when any of our Product Candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining and safeguarding our intellectual property rights, and regulatory protection, in addition to other commercial-related costs. We cannot reasonably estimate these costs at this time.

Until such time, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of our equity securities, the equity of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that could materially and adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams, Products or Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, if at all, we may be required to materially delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Products or Product Candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

During the periods presented in this Quarterly Report, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations promulgated by the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements included in this Quarterly Report. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Quarterly Report and in the 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the 2023 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of March 31, 2024, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, they have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness that existed in our internal controls over financial reporting, primarily the result around a lack of personnel and inadequate controls around segregation of duties in the accounting department from employee turnover, as previously disclosed in the 2023 Annual Report.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the items discussed in remediation below.

Remediation

We have implemented a remediation plan which seeks to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our 2023 Annual Report. Remediation measures include, but are not limited to, adding additional resources to our finance function, retaining the services of outside consultants, and establishing additional review procedures over the accounting for complex and non-routine transactions. The material weakness will not be considered remediated until, and to the extent, the newly designed controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While we currently anticipate that the remediation of this material weakness should be completed by the end of our fourth quarter of this fiscal year, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects (including within the anticipated timeframe). Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any active legal proceedings that we believe to be material to the Company. However, from time to time, we may be subject to various pending or threatened legal actions, claims and proceedings, including those that arise in the ordinary course of our business (including, but not limited to, the matters discussed in Note 11 of the unaudited condensed financial statements included in this Quarterly Report).

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. For a discussion of our potential risks and uncertainties, please review the risks and uncertainties described in “1A. Risk Factors” in the 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Retirement of Ms. Alexandra D.J. Mancini

On May 10, 2024, Ms. Alexandra D.J. Mancini, Senior Vice President, Clinical & Regulatory Affairs, provided notice to the Company and the Company’s Board of Directors of her intention to retire from her position, effective June 10, 2024. Ms. Mancini’s retirement was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   In connection with Ms. Mancini’s retirement and eventual departure, and to ensure a smooth transition, the Company intends to retain Ms. Mancini under the terms of a consulting agreement (the “Consulting Agreement”), pursuant to which Ms. Mancini will provide certain consulting services to the Company for a period to be mutually agreed upon by both the Company, on the one hand, and Ms. Mancini, on the other. The foregoing description of the Consulting Agreement does not purport to be complete and is subject, and qualified by reference, to the full text of the Consulting Agreement, which the Company intends to file with its Annual Report on Form 10-K for the year ending June 30, 2024.

Other than (i) as disclosed in this Item 5 of this Quarterly Report and (ii) that certain executive employment agreement, dated as of March 1, 2021, between the Company and Ms. Mancini, which was previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form  S-1 filed with the SEC on July 13, 2021, there are no arrangements or understandings between Ms. Mancini and any other persons pursuant to which she was appointed as Senior Vice President, Clinical & Regulatory Affairs, of the Company. There are no family relationships between Ms. Mancini and any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.]

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Scientific Advisory Board Consulting Agreement, dated as of April 12, 2024, between InMed Pharmaceuticals Inc. and David G. Morgan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 13, 2024	By:	/s/ Netta Jagpal
Chief Financial Officer