Form 10-K
period 2024-06-30
InMed Pharmaceuticals Inc.
filed 2024-09-30
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

1445, 885 West Georgia St., Vancouver, B.C., Canada	V6C 3E8
(Address of principal executive office)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	INM	The Nasdaq Capital Market

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

As of December 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $2,351,381.

On September 20, 2024, there were 13,340,245 shares of the registrant’s common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2024 are incorporated herein by reference into Part III of this Annual Report (as defined below).

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” “InMed”, “we”, “our”, or “us”) anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, “budget”, “possible”, “should”, “future”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of this Annual Report, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, and the following:

●	The Company’s ability to stem operating losses and the Company’s ability to obtain additional financing to fund its operations.

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio;

●	The Company’s ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●

Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. InMed has created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it will be commercial-scale ready after Phase 2 clinical trials are completed, after which time we may no longer need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●

Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence (“AI”);

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum bid price rule, and the actual or threatened delisting of our securities by Nasdaq.

This list is not exhaustive of the factors, events, conditions and circumstances that may affect the “forward-looking statements” and “forward-looking information” contained in this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a pharmaceutical company developing a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous cannabinoid 1 (“CB1”) and cannabinoid 2 (“CB2”) receptors as well as other receptor targets linked to human diseases. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with our wholly-owned subsidiary, BayMedica, we also have garnered significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors (“Products”).

InMed has sought to focus on the research and development of preferential signaling ligands of CB1 and CB2 and has produced a library of novel, proprietary drug candidates (“Product Candidates’). These Product Candidates are patentable NCEs for pharmaceutical drug development, aimed at targeting diverse clinical indications. Our current pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry age-related macular degeneration (“AMD”), and Epidermolysis Bullosa (“EB”).

InMed’s INM-901 is a proprietary small molecule, disease modifying drug candidate that is being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the PPAR signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease.

Outcome from our ocular research, based on the proprietary small molecule INM-089, indicates potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of the retinal function. Neuroprotection in dry Aged-related Macular Degeneration (“dry AMD”) remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

InMed has completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in treating symptoms related to EB. Results from the Phase 2 clinical trial conducted during 2022 and 2023 showed a positive indication of enhanced anti-itch activity for INM-755 (cannabinol) cream versus the control cream alone in an exploratory clinical evaluation. The Company is also pursuing strategic partnership opportunities for INM-755 in EB and other itch-related skin conditions.

Together with our wholly owned subsidiary BayMedica, our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With several manufacturing approaches, InMed has sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality, high-purity Products and Product Candidates fit for their intended use. BayMedica’s commercial business specializes in the business-to-business (“B2B”) commercialization of bulk rare, non-intoxicating cannabinoids as raw materials for the ‘health and wellness’ sector that are bioidentical to those found in nature.

Corporate Information

We were originally incorporated in the Province of British Columbia, under the Business Corporations Act (British Columbia) (the “BCBCA”), on May 19, 1981 (the “Incorporation Date”), and we have undergone a number of executive management, corporate name and business sector changes since such Incorporation Date, ultimately changing our name to “InMed Pharmaceuticals Inc.” on October 6, 2014. Our principal executive offices are located at Suite 1445, 885 West Georgia Street, Vancouver, BC, V6C3E8 and our telephone number is +1-604-669-7207. Our website is https://www.inmedpharma.com/. The contents of our website are not incorporated, in whole or in part, into this Annual Report in any respect.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has 20 to 30+ years of industry experience, including our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), General Manager and VPs of Preclinical Drug Development, Discovery Research, Chemistry, Synthetic Biology and of Sales & Marketing. Together, this management team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization of pharmaceutical and wellness products. Additionally, the management team has significant experience in company formation, capital raises, mergers and acquisitions, business development, and sales and marketing in the pharmaceutical and other industries. Our Board is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of September 20, 2024, inclusive of our management team, we had 13 full-time employees, and we also utilize the services of several consultants. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that we maintain strong relations with our employees.

We are committed to growing our business over the long-term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and opportunity, and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of the Company. We have therefore implemented compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business, including what we believe to be competitive salaries, stock options awards to permanent employees (both upon initial hiring and on an annual basis thereafter), and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include, among others, our Code of Business Conduct as well as our policies for corporate disclosure, insider trading and whistle blower, all of which are posted on our website.

For all current and future pharmaceutical Product Candidates we intend to submit new drug applications (“NDAs”) (or their international equivalents) in most major jurisdictions, including the United States, either alone or with development/commercial partners.

Our Business Strategy

Our goal is to develop a pipeline of prescription-based Product Candidates targeting treatments for diseases with high unmet medical needs.

●	Develop and produce proprietary small molecule Product Candidates for use in our drug development programs

●	Advance pharmaceutical drug Product Candidates through preclinical and clinical development, thereby establishing important human proof-of-concept in multiple therapeutic applications

These activities are at various stages of development, including, with INM-901 (for the treatment of Alzheimer’s disease), INM-089 (for the treatment of dry AMD) and INM-755 (for the treatment of symptoms related to EB). We have the internal capabilities to design and execute, together with multiple external vendors, the preclinical experimentation and clinical studies required to advance pharmaceutical drug candidates towards commercialization.

●	Actively seek avenues to accelerate drug development via licensing, partnering or sale to external companies

We do not currently have an internal organization for the sales, marketing and distribution of pharmaceutical Products. With respect to the commercialization of each Product Candidate, we may therefore rely on (i) a “go-it-alone” commercialization effort; (ii) out-licensing to third parties; or, (iii) co-promotion agreements with strategic collaborators for our Product Candidates. The decision to pursue a “go-it-alone” commercialization effort versus out-licensing to third parties will depend on various factors including, but not limited to, the complexity of the Product Candidate and process, the expertise required and related cost of building any such infrastructure for our Product Candidates. For INM-755 in EB, we are actively seeking development and commercial partnerships. The optimal commercial strategy for the INM-901 and INM-089 compounds will be evaluated in due course.

●	Expand portfolio and revenues of Products into the existing distribution network and to end-product manufacturers of specialty health and wellness products

●	Develop cost effective and scalable manufacturing processes for high quality Products and Product Candidates as APIs for our core internal drug candidate pipeline and for licensing opportunities of non-core drug candidates.

Our Strengths

We are a pharmaceutical drug development company as well as a developer and supplier of rare, naturally occurring cannabinoids that is focused on commercializing important \ medicines to treat diseases with high unmet medical needs. Our key strengths include the following:

Experienced executive team and board of directors with proven track records.

One key critical success factor in the field of pharmaceutical drug development is the experience and skill set of the individuals leading the company. We have been successful in attracting and retaining executive and directors with extensive experience in all facets of the pharmaceutical industry, including fundamental research and development, multiple manufacturing techniques, drug formulation, clinical trial execution, regulatory approvals, pharmaceutical commercialization, company and capital formation, business development, legal, and corporate governance. Our leadership team is well-poised to lead us through all facets of drug development and product commercialization, either internally or externally via partnerships. It is this group of individuals that will help optimize our chances for success.

Scope of research and robust pharmaceutical pipeline

Over several years of dedicated research, InMed has built a robust pipeline of drug development candidates, including two preclinical programs targeting Alzheimer’s (INM-901) and ocular diseases (INM-088 for glaucoma and INM-089 for AMD), as well as a completed Phase 2 study in dermatology (INM-755). The INM-089 and INM-901 preclinical programs offer a differentiated treatment approach using proprietary, disease-modifying small molecules that target the CB1 and CB2 receptors, which management believes is a key strength of the Company.

Multiple manufacturing approaches.

Our management team believes that the combined manufacturing technologies from InMed and BayMedica provide us with a competitive advantage to utilize the most cost-efficient methodology (i.e. chemical synthesis, biosynthesis and IntegraSyn) for the development and commercialization of new Products and Product Candidates to a wide spectrum of market opportunities.

Early mover status as a B2B supplier of rare cannabinoids to the health and wellness sector.

As demonstrated by the launch of several rare cannabinoids into the health and wellness sector, the team at BayMedica has substantial expertise in the commercial manufacturing scale-up to produce rare cannabinoids at large scale as well as extensive sales and marketing expertise. This know-how is important to establishing an early-mover status and to maintain cost leadership with regards to specific rare cannabinoids.

Diverse portfolio of patent applications covering a spectrum of commercial opportunities.

Success in pharmaceutical markets often rests with the strength of intellectual property, including patents, to protect our commercialization interests. We have filed several patents on our novel findings and expect to continue to do so. The acquisition of BayMedica brought several additional new patent families to bolster our manufacturing as well as drug development opportunities.

BayMedica’s chemical synthesis and biosynthesis technologies for the development and production of cannabinoids, their variants and analogs

BayMedica continues to develop manufacturing techniques that are ‘method agnostic’, utilizing the most practicable, expeditious and cost-effective means to produce any particular Product or novel Product Candidate.

Research and Development Pipeline of Therapeutic Drug Candidates

INM-901 for the Treatment of Alzheimer’s Disease (“AD”)

Traditionally, Alzheimer’s disease has been defined by the buildup of amyloid beta (“Aβ”) plaques and neurofibrillary, also referred to as tau protein, tangles within the brain, making it a central focus of neurological research for many years. However, more recently, other factors such as neuroprotection and synaptic dysfunction are being recognized as contributors to disease progression.

Our early research demonstrating the neuroprotective capabilities of CB1 and CB2 agonists in the eye led us to investigate how such molecules might play a role in protecting other neurons in the human body, potentially, impacting different diseases. To this end, we initiated research on the neurons that are associated with the brain and how our proprietary CB1 and CB2 agonist drug candidates could affect neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s. In October 2023, InMed announced it had selected and would be advancing a lead AD drug candidate, named INM-901, following positive results from several proof-of-concept studies. INM-901 is a proprietary small molecule drug candidate. which, based on preclinical studies in well-characterized AD study models, may address multiple pathologies related to AD progression. In these preclinical study models, INM-901 demonstrated neuroprotective effects, reduced neuroinflammation, the ability to extend the length of neurites signifying enhanced neuronal function, and improvement in behavior, cognitive function and memory. These early studies show the potential of INM-901 to reverse neuronal damage from AD and potentially provide disease-modifying effects.

As a small molecule compound, INM-901 may offer various modes of administration including oral delivery, which could overcome several limitations associated with currently approved antibody therapies for AD, such as the high drug expenses, complicated and inconvenient drug administration and its associated compliance and accessibility challenges.

INM-901’s promising preclinical studies, multifactorial mechanism of action and small molecule profile offer a potentially attractive treatment option for AD.

Alzheimer’s Disease Prevalence and Impact – A Major Medical and Societal Burden

Alzheimer’s disease is a progressive neurodegenerative condition that predominantly afflicts the elderly, resulting in severe cognitive impairments. It is a subset of dementia that impacts the part of the brain that controls memory and language and leads to increased morbidity and mortality.

According to the U.S. Alzheimer’s Disease Association, AD accounts for 60-80% of dementia cases and is the fifth leading cause of death for people aged 65 and older. It’s estimated that 6.9 million Americans are living with AD, and it’s expected to grow to 12.7 million by 2050. About 1 in 9 people aged 65 and older has AD (10.7%), affecting 1 in 5 women and 1 in 10 men in their lifetime.

The disease has a major medical and societal burden with health and long-term care costs valued at $360 billion. In addition to the cost to the healthcare system, it’s estimated 11 million Americans are providing 18.4 billion hours of unpaid care valued at $350 billion for people living with AD or other dementias, making it one of the costliest diseases to society.

Additionally, the emotional and mental health burden on patients and their caregivers cannot be overstated.

Pathology of Alzheimer’s disease

Alzheimer’s disease is a complex neurodegenerative disease with multiple pathologies leading to its development and progression. Hallmarks of the disease point to the toxicity and disruption of proteostasis caused by misfolded amyloid beta protein and neurofibrillary tangles or tau tangles. Amyloid-beta is a naturally occurring protein in the brain, but when abnormal levels of amyloid-beta clump together to form plaques, it causes damage to neuronal cell function resulting in AD.

The focus of Alzheimer’s research has been traditionally centered around amyloid-beta plaques and tau protein, which play a crucial role in stabilizing microtubules within neurons, supporting their structure and function. Increased activity of enzymes called tau kinase causes the tau protein to misfold and clump, creating neurofibrillary tangles which disrupt the normal functioning of neurons. The stage and severity of AD is associated with an abundance of tau tangles.

In addition to these two aspects of Alzheimer’s disease, neuroinflammation and synaptic dysfunction are also recognized as contributors to AD progression. Microglia, the brain’s immune cells, are involved in the removal of amyloid-beta and has been a focus of research in neuroinflammation. Therapies targeting the modulation of microglial activity aim to reduce inflammation and protect neurons.

Current treatments in Neurodegenerative Diseases

Brand	Company	Mechanism of Action	Status
Aducanumab (Aduhelm™)	Biogen	Anti-amyloid beta target both insoluble and soluble aggregates	Approved June 2021
Lecanemab (Leqembi™)	Biogen/ Eisai	Anti-amyloid beta, electively binds to large, soluble Aβ protofibrils	Approved January 2023
Gantenerumab	Roche	Anti-amyloid beta, target aggregated forms of AB including oligomers and plaques	Phase 3 failed November 2022
Donanemab	Eli Lilly	Anti-amyloid beta, target pyroglutamated AB in plaques	Approved July 2024
Semorinemab	Genentech	Anti-tau	Phase 2 Failed
HMTM	TauRx Therapeutics	Anti-Tau, tau aggregation inhibitor	Applied to UK MAA for market authorization

Currently approved medications for AD fall into two main categories. The first category comprises drugs designed to address symptoms related to memory and cognitive function. While these medications cannot halt the damage that AD inflicts on brain cells, they can help alleviate or stabilize symptoms for a limited duration by influencing specific chemicals responsible for transmitting messages between nerve cells in the brain. Essentially, these medications are aimed at preserving neurotransmitters. However, they do not replace the deteriorating ones and thus do not impede the disease’s progression.

Until recently, cholinesterase inhibitors and glutamate regulators were the only treatments available to people living with AD. These drugs are intended to improve cognitive and behavioral symptoms and do not address the prevention or progression of the disease.

Over the past three decades, only four drugs have received approval for AD treatment, and while they can manage certain symptoms, they do not address the prevention or progression of the disease. These drugs, known as cholinesterase inhibitors and glutamate regulators, primarily target cognitive symptoms.

In recent years, there has been a growing emphasis on developing disease-modifying treatments that target the underlying biology of AD. One major focus of these research and development endeavors has centered on addressing the accumulation of amyloid plaques and the removal of both these plaques and tau proteins. This approach aligns with the long-standing amyloid hypothesis, which posits that AD is triggered by the buildup of (Aβ) in the brain. This accumulation leads to neuronal toxicity within the central nervous system, disrupting neuronal and synaptic function, ultimately culminating in neuronal degeneration and cell death.

Role of CB1 and CB2 Agonists in Alzheimer’s disease:

Numerous studies have indicated dysregulation of the Endocannabinoid System (“ECS”), which encompasses receptors, endocannabinoids, and synthesizing/metabolizing enzymes, in various neurodegenerative conditions, notably AD. These investigations have unveiled the potential of CB1 and CB2 agonists, both endogenous and synthetic, in mitigating the harmful effects of AD pathology. These CB1 and CB2 agonists have been suggested to diminish Aβ toxicity, reduce tau hyper-phosphorylation, and suppress neuroinflammatory responses while curbing the production of reactive oxygen species (“ROS”). As a result, they may enhance the survival of neurons in the aftermath of Aβ aggregation.

CB1 and CB2 agonists exert their biological effects through two primary membrane receptors, endogenous CB1 and CB2 receptors, which are widely distributed in the central nervous system and peripheral tissues. Activation of CB1 has demonstrated its ability to alleviate neurotoxicity in various AD models. Conversely, CB2 agonism and increased expression have been associated with the removal of Aβ by macrophages.

The precise molecular mechanisms responsible for safeguarding specific neuronal populations remain elusive. However, several observations support this concept:

a) CB1 and CB2 agonists possess a capacity to exert broad effects on multiple molecular targets, including critical brain structures and behavior;

b) CB1 and CB2 agonists act not only through ECS receptors but also interact with other non-ECS receptors such as transient receptor potential vanilloid 1, peroxisome proliferator-activated receptors (“PPARs”), and transcription factors such as nuclear factor kappa B (“NFkB”); and

c) CB1 and CB2 agonists exhibit anti-inflammatory properties, modulate neurotransmitter release, and limit oxidative stress, collectively contributing to the enhancement of neuronal viability.

AD is a progressive neurodegenerative condition primarily driven by the toxicity and disruption of proteostasis caused by misfolded Aβ protein. CB1 and CB2 agonists have emerged as promising agents capable of preserving neuronal integrity and functionality, offering a potential strategy to slow down disease progression and enhance the quality of life for affected individuals. Furthermore, CB1 and CB2 agonists exhibit the capacity to mitigate neuroinflammation, shield against beta-amyloid-induced neurotoxicity, and mitigate neurodegeneration in animal models of AD. Additionally, research has unveiled dysregulation of the ECS in the brains of AD patients, which could contribute to the cognitive and behavioral symptoms associated with the disease.

INM-901 is highly lipophilic (dissolves in fats, oils and lipids) and can easily cross the blood-brain barrier, a capability that renders it a promising candidate for pharmaceutical use in the treatment of neurological disorders.

The use of CB1 and CB2 agonists in AD treatment holds great promise; however, further research is needed to fully understand the mechanisms to develop safe and effective CB1 and CB2 agonists-based therapeutics.

INM-901: A Multi-factorial Approach to Treating Alzheimer’s disease

While progress has been made recently in the development of new treatments for AD, there are no treatments addressing the multiple aspects of this complex disease such as neuroinflammation, neuroprotection, synaptic dysfunction or the restoration of the damaged neurons – factors that may help to restore brain function loss or reverse the damage caused by AD.

Preclinical studies indicate that INM-901 may target multiple biological pathways. InMed has conducted several in vitro and in vivo studies to test the pharmacological effects of INM-901 in well-characterized AD preclinical models.

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

Key Results:

Preclinical studies in AD models demonstrated the following:

●	neuroprotective effects by reducing cell death in an amyloid-beta-induced cytotoxicity and attenuated increased Bax/Cas-3 expression in the presence of Aβ (5µM) in SH-SY5Y neuroblastoma cells;

●	improves neuritogenesis in human neuroblastoma cells, enhanced expression of neurite marker MAP2 and Tuj1;

●	reduces neuroinflammation;

●	promotes neurite outgrowth, signifying the potential to improve neuronal function, a potential breakthrough in the treatment of AD; and

●	improvement in cognitive function and memory, locomotor activity, anxiety-based behavior, sound awareness and neuronal function.

INM-901 Interacts with Specific Receptors in the Brain

Studies of INM-901 demonstrate activity as a preferential signaling ligand for CB1 and CB2 and impacts the PPAR signaling pathway. Research indicates that activating CB1 and CB2 receptors may induce neuroprotective effects and may help to protect brain cells from damage and death. Enhancing the activity of these receptors may help to slow down the progression of the AD, in which neuronal cell death is a hallmark. Moreover, the activation of these receptors, along with other cellular receptors, has also been shown to have an impact on neuroinflammation. As neuroinflammation is believed to contribute to the progression of AD, targeting these receptors could help alleviate this inflammatory response.

INM-901 is a Proprietary Small Molecule Compound

INM-901 is a small molecule compound, one of several cannabinoid analogs developed by the Company’s scientists. Cannabinoids are small molecules known to be highly lipophilic and can safely cross the blood-brain barrier, enabling the potential therapeutic modulation of brain signaling and making them promising pharmaceutical targets for neurological diseases such as AD.

Small molecule drugs have several advantages that contribute to their widespread use. Those advantages include oral administration (making it convenient for patients to comply), good bioavailability (allowing these compounds to be efficiently absorbed), ability to cross the blood-brain barrier (enabling therapeutic modulation in brain signaling), stability in storage and transport (ease of drug handling and dose adjustment) and low-cost manufacturing.

INM-901 Next Steps

Research & Development

●	Assess long-term (7-month dosing) study in 5xFAD mice (on-going)

●	Plan/execute study in PS19 Tau model

●	Continue Chemistry/Manufacturing/Controls (“CMC”) activities for drug substance and drug product

●	Continue studies of receptor interactions (MoA) and Distribution, Metabolism, Pharmacokinetics (“DMPK”)

●	Plan to execute IND enabling toxicology studies

Key Milestones

●

November 3, 2021 — we announced the filing of an international patent application demonstrating neuroprotection and enhanced neuronal function using a rare cannabinoid for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease, Parkinson’s Disease, Huntington’s Disease and others. This Patent Cooperation Treaty (PCT) application, entitled “Compositions and Methods for Treating Neuronal Disorders with Cannabinoids”, specifies a rare cannabinoid that may inhibit or slow the progression of neurodegenerative diseases by providing neuroprotection in a population of affected neurons. Furthermore, the PCT application also demonstrates the subject cannabinoid compound can also be used to promote neurite outgrowth, signifying the potential to enhance neuronal function. The rare cannabinoid included in the PCT application is new to InMed’s portfolio.

●

November 16, 2022 — we announced announces the launch of its neurodegenerative disease program (INM-900 series), investigating the effects of cannabinoid analogs in diseases such as Alzheimer’s, Huntington’s and Parkinson’s. In addition, Dr. Ujendra Kumar of the Faculty of Pharmaceuticals Sciences at UBC has been awarded an Alliance grant from NSERC, with InMed as the named industry partner. The funding will support the research and development studies of InMed’s cannabinoid pharmaceutical candidates, investigating their potential therapeutic effects in neurodegenerative diseases. The collaboration project is entitled “Pharmacological Characterization of Phytocannabinoids and the Endocannabinoid System”.

●	June 1, 2023 — we announced that results from a neurodegenerative disease study was presented in a scientific poster at the Canadian Neuroscience Meeting in Montreal from May 28-31, 2023. The InMed sponsored research, entitled “Cannabinoids modulate cytotoxicity and neuritogenesis in Amyloid-beta-treated neuronal cells”, demonstrated the ability of a specific rare cannabinoid (“pCBx”) in our INM-900 series of potential candidates that reduces amyloid toxicity and tau protein expression while enhancing neuronal cell growth and neuritogenesis markers in vitro, all considered to be important targets in the potential treatment of neurodegenerative diseases such as Alzheimer’s.

●	October 2, 2023 — we announced the selection of a lead Alzheimer’s disease drug candidate, named INM-901, following positive results from several proof-of-concept studies in a validated Alzheimer’s disease treatment model. InMed will be advancing INM-901, a cannabinoid analog, in its pharmaceutical drug development program. In vitro Alzheimer’s disease studies showed that INM-901 treated groups display neuroprotection and extended neurite length, a potential marker for improved neuronal function. INM-901 treated groups in an in vivo Alzheimer’s disease model demonstrated improved behavioral, cognitive and memory outcomes in several Alzheimer’s proof-of-concept studies.

●	April 4, 2024 — we announced additional preclinical data demonstrating INM-901’s positive pharmacological effects in the potential treatment of Alzheimer’s disease (“AD”). Additionally, the studies demonstrated INM-901 is a preferential signaling agonist of the CB1and CB2 receptors and impacts the PPAR signaling pathway, reduced neuroinflammation and improved neuronal function, and that mRNA data supports the observations made in the previously released behavior studies in locomotor activity, cognition and memory.

●

April 18, 2024 — we announced the addition of Dr. David G. Morgan, a renowned leader in neurodegenerative disease to its Scientific Advisory Board (“SAB”) reinforcing the Company’s commitment to advancing it’s INM-901 program in the treatment of Alzheimer’s disease.

●

July 30, 2024 — we announced positive results from initial data sets from a long-term (7 months of dosing) in vivo preclinical Alzheimer’s Disease (“AD”) study of INM-901 which confirms previously reported findings from a short-term (3 months of dosing) pilot study.  All assessments of the INM-901-treated AD groups showed a positive trend towards behaviour similar to the untreated disease-free group, with most assessments demonstrating a clear dose response. Furthermore, INM-901-treated AD groups achieved a statistically significant improvement in certain behavior criteria in comparison to the placebo-treated AD groups. These results not only supported but, in several instances, improved upon the prior short-term pilot study outcomes.

●

August 20, 2024 — we announced the confirmation of INM-901 as an oral formulation that will be utilized in its development programs for Alzheimer’s disease.  Recent preclinical studies have demonstrated that INM-901can be administered orally and achieve therapeutic levels in the brain comparable to those obtained through intraperitoneal (“IP”) injection, which is a common route of administration for preclinical investigation of neurodegenerative diseases. The data indicates the INM-901 formulation can be administered orally and maintains a similar drug exposure levels as IP delivery over a 24-hour period in the brain. This oral delivery method offers potential advantages such as reduction in treatment delivery costs versus intravenous delivery of current disease modifying large molecule antibody therapies.

INM-089 for the Treatment of AMD

Introduction

While conducting the preclinical studies of a previous drug candidate, INM-088 in glaucoma, which involved comparing various naturally occurring compounds including InMed’s proprietary small molecule candidates, it was discovered that one of InMed’s candidates was demonstrating interesting pharmacological effects in the back of the eye. Further preclinical studies of this compound using AMD study models demonstrated significant functional and pathological improvements. InMed has selected drug candidate INM-089, a proprietary small molecule analog of INM-088, for further preclinical development in the potential treatment of dry AMD.

AMD is a progressive eye disease that causes damage to the macula which affects a person’s central vision. AMD is common amongst the elderly and is a leading cause of vision loss. Dry AMD is the most common form of AMD, accounting for 80% of AMD cases according to the American Academy of Ophthalmology.

Until recently, there were no approved pharmaceutical treatments for people with dry age-related macular degeneration. In 2023, the FDA approved two new treatments which are complement inhibitors for advanced stages of dry AMD (called geographic atrophy (“GA”)).

In vitro and in vivo studies of INM-089 have demonstrated neuroprotection of photoreceptors, improvement of the integrity of the retinal pigment epithelium, a reduction in extracellular autofluorescent deposits (a hallmark of AMD), preservation of the retinal function in the back of the eye and improvement in the thickness of the outer nuclear layer of the retina.

As a small molecule, INM-089 is likely deliverable via various modes of administration, such as a topical eye drop or intravitreal injection (“IVT”) formulation.

Pathology of Age-related Macular Degeneration

AMD is a progressive eye disease that causes damage to the macula which is part of the retina at the back of the eye. The macula controls the sharp vision straight ahead of you, and damage to the macular affects a person’s central vision.

There are two principal forms of AMD, atrophic (non-exudative) dry AMD and neovascular (exudative) wet AMD. Wet AMD constitutes about 10%-20% of all cases of AMD and occurs when an abnormal blood vessel grows in or under the retina leading to central vision loss. Dry AMD is the most common form affecting nearly 80%-90% of all patients with AMD. It is associated with the gradual loss of the outer nuclear layer (ONL) photoreceptors and the retinal pigment epithelium (RPE) thinning, formation of drusen deposits, and loss of the vessels in the retinal choriocapillaris. Advanced stage of dry AMD is characterized by geographic atrophy (GA) at the center of the macula extending through the outer neuroretina, RPE and choroid. GA is characterized by the atrophy of RPE, photoreceptors, choriocapillaris, and ONL. The loss of functional RPE and photoreceptors in GA is not endogenously replaced and can result in complete sight loss.

AMD is a leading cause of vision loss in adults

According to the World Health Organization, 196 million people worldwide live with age-related macular degeneration. An estimated 19.8M Americans aged 40+, about 12.6% of the population, suffer from AMD. While AMD does not cause complete vision loss, it affects central vision and impairs one’s ability to perform daily tasks such as cooking, reading and driving.

As the name suggests, aging is a strong risk factor for developing AMD. Adults aged 50 or older, smoke, have a diet of high saturated fat, have cardiovascular disease or have a family history of AMD are more at risk of developing AMD. People of European ancestry are more likely to develop AMD than Blacks, Hispanics or Asians. In addition, people with blue eyes have higher incidence rates of AMD than someone with brown eyes.

Early detection is key to slowing the progression of AMD. A sign of whether you might have AMD is when straight lines look wavy.

A Major Unmet Medical Need for New AMD Treatments

Until recently, there were no approved pharmaceutical treatments for people with dry age-related macular degeneration, which accounts for about 80%-90% of AMD cases.

In 2023, the FDA approved two new treatments which are complement inhibitors for advanced stages of dry AMD (or geographic atrophy). These complement inhibitors are injected directly into the eye every one to two months.

Syforvre® (pegcetacoplan), developed by Apellis Pharmaceuticals, was approved by the FDA in February of 2023 for the treatment of geography atrophy, the late stage of dry AMD. Syforvre®, a C3 complement inhibitor, is injected into each eye every 25-60 days and reduces the rate of lesion growth in the eye.

In August 2023, the FDA approved Iveric’s Izervay® (avacincaptad pegol), a complement C5 inhibitor, which aims to reduce an immune response that damages retinal cells. Similar to Syforvre®, the drug is approved for geographic atrophy and is administered via intravitreal injection every month. According to the Alzheimer’s Association, these new complement inhibitor drugs slow the development of GA by about 14%-20%, but do not improve eyesight, nor restore lost vision. Side effects of these new treatments include inflammation, bleeding beneath the clear lining of the eye, blurred vision and fluid pressure, and some patients develop wet AMD.

In addition to the new complement inhibitors, there are surgical implants and ongoing clinical drug trials. An ophthalmologist may recommend specific vitamins to slow the progression of AMD in its intermediate stage.

The approval of complement inhibitors offers hope to people living with dry AMD, however, the modest effect, inconvenient drug delivery and the increased risk of developing wet AMD may outweigh the benefit for some patients and their physicians. There remains a large unmet medical need for more effective and convenient treatments for the large patient population affected by dry AMD.

Treatments approved or in late-stage development for Geographic Atrophy (late-stage dry AMD)

Brand	Company	Mechanism of Action	Status
Syforvre®	Apellis Pharmaceuticals	Complement C3 inhibitor	Approved February 2023
Izervay®	Iveric	Complement C5 inhibitor	Approved August 2023
Tinlarebant	Belite Bio	Targets retinol binding protein 4 (RBP4)	Phase 3
ANX007	Annexon Biosciences	Anti-C1q antibody	Initiating Phase 3
JNJ-1887/HMR59	Hemmera/ Janssen	Increase expression of soluble form of CD59	Phase 2
IONIS-FB-LRx / RG6299	Ionis /Roche	Anti-sense complement factor B inhibitor	Phase 2
Danicopan (ALXN2040)	Alexion	Complement Factor D inhibitor	Phase 2

Role of CB1 and CB2 agonists in ocular disease

Mounting scientific research is pointing to the neuroprotective effects of CB1 and CB2 agonists, supporting their therapeutic potential in ocular diseases such as AMD and glaucoma, in which neuroprotection is key to preserving the nerve cells in the eyes and potentially slowing or reversing eye damage. Several preclinical studies conducted by InMed in three of its drug development programs have consistently shown the neuroprotective effects of naturally occurring CB1 and CB2 agonists and their analogs in well-recognized study models.

In was during this research of INM-088 when InMed scientists observed the ability of a novel CB1 and CB2 agonist, now called INM-089, to proactively protect the nerve cells in the back of the eye. As a result of this discovery, InMed launched the INM-089 drug development program for the potential treatment of AMD.

INM-089: Small molecule compound acting as a selective dual CB1 / CB2 agonist

CB1 and CB2 receptors are both part of the endocannabinoid system and are found throughout the body and are responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Activation of CB1 and CB2 receptors has been shown to have neuroprotective effects and protect cells from damage and death.

INM-089 is a small molecule compound, one of several proprietary CB1and CB2 agonists discovered and developed by the Company’s team of scientists.

INM-089 in vitro and in vivo studies to date

Preclinical studies of INM-089 demonstrate significant functional and pathological improvements in an AMD disease study model. Results from several in vitro and in vivo studies demonstrate INM-089’s pharmacological effects in the potential treatment of dry AMD:

●	INM-089 provides neuroprotection of retinal cells

●	INM-089 improves the integrity of the retinal pigment epithelium (“RPE”)

●	INM-089 reduces extracellular autofluorescent (“AF”) deposits, including drusen, a hallmark of dry AMD

●	INM-089 preserves photoreceptor function and retinal cells in the back of the eye

●	INM-089 improves thickness of outer nuclear layer (“ONL”) of the retina where photoreceptors are located.

Based on widely accepted ocular research, the thickness of the outer nuclear layer is strongly correlated with photoreceptor preservation and visual acuity.

INM-089 Study: Neuroprotective effects

INM-089 demonstrates neuroprotective effects in pressure-induced toxicity in vitro model in retinal ganglion cells in a dose-dependent manner.

INM-089 Study: Photoreceptor Function Preservation

In a light-induced toxicity in vivo AMD model, a single intravitreal injection was performed at the back of the eye to deliver either INM-089, INM-088 or vehicle control. INM-089 outperforms INM-088 (‘CBN’ in the graph below) and vehicle control in preserving photo-receptor function.

INM-089 Study: Autofluorescent Extracellular Deposit Level

In a light-induced toxicity in vivo AMD model, a single intravitreal injection was performed at the back of the eye to deliver either INM-089 or vehicle control. INM-089 reduced build-up of autofluorescent extracellular deposits, which causes damage to the macular. The build-up of autofluorescent deposits such as drusen is a hallmark of dry AMD.

INM-089 Next Steps

Research & Development

●	Additional Protein and RNA analysis results are pending

●	Continuing CMC activities for drug substance and drug product

●	On-going studies of receptor interactions (MoA) and DMPK

●	GLP studies to follow

INM-755 for the Treatment of Epidermolysis Bullosa (‘EB’)

Introduction

INM-755 (cannabinol, or ‘CBN’) cream is a proprietary, topical product candidate intended as a therapy in dermatological diseases. The first clinical indication under development is treatment of symptoms related to EB. EB is a collective name for a group of genetic disorders of connective tissues characterized by skin fragility leading to extensive blistering and wounding. It affects skin and mucous membranes, particularly of the gastrointestinal tract, genitourinary and respiratory systems. EB is a debilitating disease affecting a small proportion of people in the United States, thus earning it an orphan-disease status. The disease has no definitive cure, and all current treatments are directed towards symptom relief. There are, however, a number of products, mainly gene therapies, currently in clinical trials, in which a cure is being explored, according to several recent scientific publications. Our preclinical research has identified a specific Product Candidate, CBN, that may prove beneficial to patients: first, by addressing certain key disease hallmarks (which may include wound healing, infection, pain, inflammation, and itch); and second, by regulating the expression of various proteins (keratins) that may compensate for reduced expression of others.

The active ingredient in INM-755, CBN, is an agonist for both CB 1 and CB2 receptors, with a higher affinity for CB2, which means it should have a greater effect on the immune system than on the central nervous system. The distribution of CB1 and CB2 receptors in sensory nerves and inflammatory cells in the skin make it an attractive pharmaceutical agent for dermal treatments in medical conditions characterized by inflammation and pain.

Summary of Completed Clinical Trials

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

In summary, results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cream versus the control cream alone in an exploratory clinical evaluation. The results for non-wound itch were not statistically significant in this small trial due, in part, to the clinically important anti-itch effect of the underlying control cream. We are, nevertheless, encouraged by and satisfied with the INM-755 clinical data for non-wound itch treatment. That the majority of the assessed patients in the trial showed clinically meaningful improvement in non-wound itch from the application of INM-755, be it with similar outcomes to the control cream or better than the control cream, can be considered impressive.

Based on the safety and efficacy data for treating non-wound itch in this EB study, as well as previous safety data from Phase 1 trials, we are now seeking R&D and commercial partnership opportunities for any continued development of INM-755 cream. Continued development of INM-755 cream will likely move beyond EB into broader indications involving chronic itch, with potentially much larger target populations and commercial opportunities than offered solely by the EB indication.

On average, it takes at least ten years to complete the development of an investigational drug from its initial discovery to the marketplace, with clinical trials alone taking six to seven years on average. It is not possible with any degree of certainty to estimate how long it will take to complete clinical trials and potentially obtain marketing approval for INM-755. To the extent that INM-755 may potentially be designated as either a Fast Track drug, a Breakthrough Therapy, or eligible for Priority/Accelerated Review, the timeline to any potential marketing approval may be shorter than might otherwise be the case.

Additional Indications for INM-755

Once a company has gone to the significant investments of bringing a new chemical entity into human clinical trials, the traditional approach is to investigate as many therapeutic uses as possible of that product in different indications, or specific diseases. We intend to pursue this strategy with a co-development partner as a way to leverage our knowledge of CBN and investment in the development of INM-755 as a topical skin cream. Under the assumption that we would use the same formulation for other dermatological indications, there should be no need for further Phase 1 safety studies allowing us to proceed directly to Phase 2 safety and preliminary efficacy studies in humans, since the toxicology and initial human safety studies have been completed; however, the adequacy of the nonclinical and human safety data to support new dermatologic indications will be determined by the appropriate health authority.

Key Milestones for the EB Program:

●

April 30, 2020 — we announced clinical trial application approval in the Netherlands for Study 755-102-HV, a randomized, double-blind, vehicle-controlled Phase 1 study designed to evaluate the safety and tolerability of INM-755 (two strengths) applied daily for 14 days on epidermal wounds in 8 healthy volunteers.

●

November 25, 2020 — we announced the top-line results of Study 755-101-HV (“Study 101”). Study 101 was a randomized, vehicle-controlled, double-blind, Phase 1 trial, which examined the safety and tolerability of two strengths of INM-755 cream on intact skin in 22 healthy adult volunteers over a 14-day treatment period. The Study 101 results indicate that INM-755 was safe and well-tolerated on intact skin, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. Drug concentrations in the blood were very low, as expected.

●

January 8, 2021 — we announced the top-line results of Study 755-102-HV (“Study 102”). Study 102 was a randomized, double-blind, vehicle controlled, single-center study, in 8 healthy adult volunteers to test the tolerability of 14 days of application of the INM-755 cream on epidermal wounds under treatment procedures designed to simulate wound care for Epidermolysis Bullosa (“EB”) patients with open wounds. Results of Study 102 indicate that INM-755 cream was safe and well-tolerated on induced open epidermal wounds, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. These data from Study 101 and Study 102 support moving forward into clinical trials in patients with EB.

●	April 28, 2021 — we announced that we filed Clinical Trial Applications (“CTAs”) in Austria, Israel and Serbia as part of a Phase 2 clinical trial of INM-755 (cannabinol) cream in EB. Additional CTAs for 755-201-EB (the ‘201 study) will be submitted to National Competent Authorities (“NCAs”) and Ethics Committees (“ECs”) in France, Germany, Greece, and Italy in the coming weeks.

●	September 30, 2021 — we announced commencement of a Phase 2 clinical trial, the 755-201-EB study, of INM-755 (cannabinol) cream in the treatment of EB, marking the first time cannabinol has advanced to a Phase 2 clinical trial to be studied as a therapeutic option to treat a disease. The 755-201-EB study is designed to enroll up to 20 patients. InMed will evaluate the safety of INM-755 (cannabinol) cream and its preliminary efficacy in treating symptoms and wound healing over a 28-day treatment period. All four subtypes of inherited EB; EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome are eligible for this study.

●	July 25, 2022 — we announced, based on the safety data of the first five adult patients who completed treatment with INM-755 CBN cream for the treatment of symptoms in the Phase 2 clinical trial, an independent Data Monitoring Committee agreed it was safe to allow the enrollment of adolescent patients, defined as persons aged twelve to seventeen.

●	March 28, 2023 — we announced we had concluded enrollment of our Phase 2 clinical trial using investigational drug INM-755 cannabinol (“CBN”) cream for the treatment of patients with EB. The Phase 2 study enrolled 19 of its targeted 20 patients.

●	June 22, 2023 — we announced safety and efficacy results from the Phase 2 clinical trial (755-201-EB) for the treatment of symptoms in patients with EB.

Rare Cannabinoid Products in the Health and Wellness Sector

BayMedica has a revenue-generating commercial business unit that leverages our significant expertise in synthetic biology and chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant, non-intoxicating rare cannabinoids (“Products”) for consumer applications. BayMedica is currently commercializing Products as a B2B supplier to distributors and manufacturers in the health and wellness sector, including nutraceuticals, cosmetics, functional foods and beverages, as well as animal health markets. BayMedica currently has a robust portfolio of four different non-intoxicating Products including: cannabichromene (“CBC”), cannabidivarin (“CBDV”) tetrahydrocannabivarin (“THCV”) and cannabicitran (“CBT”).

Following the acquisition of BayMedica in 2021, a key priority in 2022 was accelerating commercial activities and building out a robust product portfolio as a supplier of Products to the health and wellness sector. While there was slower than expected revenue growth in 2022, we have seen increased demand through 2023 and the first half of 2024 due to better research of rare cannabinoids, companies and brands looking for product innovation and effects-based outcomes, and the ability of companies like ours to reliably supply high quality and consistent Products. During the financial year ended June 30, 2024, BayMedica had sales of approximately $4.6 million.

The increased sales in part resulted from expanded marketing efforts and increased demand for certain Products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on Products that contribute highest margins where BayMedica continues to hold a strong competitive position.

Chemical Synthesis-Derived Cannabinoids Commercialized by BayMedica

Cannabichromene (CBC)

The high cost of goods for rare / minor cannabinoids (e.g. CBC) extracted and purified from the plant made adoption of these more difficult due to the cost of manufacture and cost to include in the final marketed product(s). Chemical synthesis has provided a consistent, scalable approach to produce CBC and other minor cannabinoids at a highly competitive cost of goods with consistent batch to batch variability and high purity of the cannabinoid. BayMedica has successfully manufactured and commercialized the rare cannabinoid CBC, for sale to distributors into the health and wellness industry. The development of a scalable process for the manufacturing of CBC began in 2018 using well established chemical synthesis protocols.

In 2019, a Material Services Agreement was completed with a multinational contract research, development and manufacturing organization (“Chemistry CDMO”) to facilitate the optimization and scale-up of BayMedica’s proprietary CBC manufacturing process using commercially available starting materials sourced from various manufacturers. We scaled to a batch size of greater than 1kg by calendar 2019 at which time we contracted a leading U.S. manufacturer to provide the final purification of CBC to greater than 95% purity. This manufacturer also operates a North American based toll-processing facility with the capability to process from 10kg to metric ton quantities of our crude CBC material under food-grade GMP conditions. By late 2019, our Chemistry CDMO had scaled the process to greater than 10kg, and by year end 2019 to almost 30kg with final purification at the NA contractor. We commenced commercial sales of CBC in November 2019.

Large scale manufacturing of crude CBC began at our Chemistry CDMO in 2020 at >40kg. The emergence of the Covid-19 pandemic significantly impacted sales beginning in calendar 2020. Large scale production continues with current batch sizes exceeding 100kg.

Cannabicitran (CBT)

We have developed a process for the efficient chemical synthesis of CBT through both in-house R&D efforts and via our CDMO. We began scaling this process and conducted downstream processing and purification trials in late calendar 2021. We received initial purchase orders and commenced commercial sales of CBT in calendar 2022.

Cannabidivarin (CBDV)

Beginning in early 2021, BayMedica worked internally and with external parties to access and develop manufacturing technologies for the chemical synthesis of the rare, non-intoxicating “varin” cannabinoid, CBDV. In calendar 2021, via a Chemistry CDMO, we successfully scaled CBDV synthesis to commercial quantities. In April 2022, we commenced B2B sales of CBDV to the health and wellness sector. As of fiscal 2023, a new source of CBDV was developed to provide a lower cost of goods replacement to the previously produced CBDV. Sales of this CBDV were initiated in the second quarter of calendar 2024.

Tetrahydrocannabivarin (THCV)

As part of the R&D into manufacturing techniques to synthesize and produce CBDV, we also began researching and developing processes to convert CBDV to the non-intoxicating rare cannabinoid THCV. In conjunction with our Chemistry CDMO and our in-house team, we developed a robust pilot-scale process that produces THCV. We have now developed a purification process to produce the finished THCV material. We began scale-up of our novel process with this CDMO in the first quarter of calendar 2022 and commenced sales in second half of calendar 2022. A new, more cost-effective, manufacturing approach for the supply of THCV was initiated in calendar 2023 with initial sales in the third quarter of calendar 2023. We will continue to assess further initiatives to reduce cost of goods for THCV.

Analogs of Cannabinoids / New Chemical Entities (“NCE”)

In addition to the natural cannabinoids above, we have leveraged our expertise in pharmaceutical chemistry and biosynthesis to produce a number of novel cannabinoid analogs and variants of pharmaceutical interest.

In the field of pharmaceutical drug development, the term analog is used to describe structural and functional similarity between an original (or parent) molecule and one that has been somewhat modified. While any company researching a naturally occurring compound, like cannabinoids, cannot own a patent on the molecule itself for commercial exclusivity, a modified molecule, which has certain structural and pharmacological similarities with the original compound, can be patented. As well, modifications of the original molecule (ie, the analog) can be designed to confer certain improvement in activity of the parent, such as an elevation of the desired physiological effects, a decrease in unwanted side effects, improvement in aspects related to drug delivery to targeted tissues, etc., or a combination of these targeted outcomes. We have filed patents covering numerous structural additions and modifications of the naturally occurring cannabinoids. Each individual modification to each individual cannabinoid represents a NCE which can be patented. If issued, this patent family will confer market exclusivity to us for the analogs that we intend to develop into pharmaceutical Product Candidates, license, partner or sell to interested external parties.

Notable Milestones:

●	On May 21, 2015 — we commenced the development of our biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia under a project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis derived terpenoids”. On May 31, 2017, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology (the “1% royalty”) and a single digit royalty on sub-licensing revenues. On May 15, 2018, we extended our Collaborative Research Agreement with the University of British Columbia for an additional three years, which expired in 2021. Other than the 1% royalty, we do not have any ongoing financial commitments under these arrangements with the University of British Columbia.

●	February 2019 — we entered into a separate process development collaboration by way of a Master Service Agreement with the Almac Group (UK)(“Almac”), a seasoned GMP pharmaceutical CDMO. Almac was initially tasked to develop a down-stream purification process to support the fermentation optimization activities at the National Research Council of Canada. In addition, we also engaged Almac to assist in the development of an “alternative” manufacturing process for cannabinoids which integrates the best available technologies across the spectrum of pharmaceutical drug production. This process is now referred to as IntegraSyn. In May 2020, we announced our working relationship with Almac on an integrated approach to augment current biosynthesis-based methods for cannabinoid production. The companies have been engaged in developing a streamlined cannabinoid manufacturing process, specifically optimizing the upstream cannabinoid assembly processes as well as downstream purification processes, to achieve cost-efficient, GMP-grade active pharmaceutical ingredients for prescription-based cannabinoid medications. Almac is an international, privately-owned organization which has grown organically over the past five decades now employing over 5,600 highly skilled personnel across 18 facilities including Europe, the United States and Asia. We retain all rights to this new process while Almac retains certain rights-of-first refusal on the production and supply of certain precursors, or starting materials, for this alternative process.

Other Milestones Include:

●	September 2020 — we announced the filing of a PCT patent application as part of a growing portfolio of intellectual property related to the IntegraSyn manufacturing approach for producing low-cost, pharmaceutical-grade cannabinoids (refer to “Intellectual Property”, immediately below).

●	April 2021 — we announced that the IntegraSyn cannabinoid manufacturing approach has achieved a level of 2g/L cannabinoid yield, a milestone that signals commercial viability and supports advancement to large-scale production in the coming months. Having achieved a 2g/L yield level, we will now focus on manufacturing scale-up to larger batch sizes while continuing process and enzyme optimization, targeting increased cannabinoid yield and further reducing the overall cost of goods. In parallel, we continue to prepare the manufacturing process to be Good Manufacturing Practice (“GMP”)-ready for pharmaceutical quality production.

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

The grant of a patent does not guarantee validity, and a patent may be challenged by third parties at a patent office by re-examination in some countries or through the courts by revocation proceedings. The grant of a valid patent does not mean that the invention may be exploited in a given country without infringing third party intellectual property rights in that country.

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

Adequate protection of intellectual property is a means to ensure that we can commercialize our intellectual property and reduce the likelihood of imitation by competitors. We intend to utilize patents available to protect our IP wherever commercially realizable. In addition, we also rely on trade secrets and process know-how to protect our intellectual property. While we cannot patent the naturally occurring individual cannabinoids used in our Products and Product Candidates, there are a number of other approaches to protect our inventions. These include:

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

InMed Patent Portfolio

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number – Patent Nos.	Earliest Potential/ Patent Expiry[2]	Jurisdictions - Status
Metabolic engineering of E. coli for the biosynthesis of cannabinoid products	Manufacturing Process	InMed, UBC[1]	PCT Application filed 09/05/2018	WO2019/046941 US (12,077,802)	2038	Pending: AU, CA, EP, JP, US (patent will issue on 9/3/24)
Compositions and methods for biosynthesis of terpenoids or cannabinoids in a heterologous system	Manufacturing Process	InMed, UBC[1]	PCT Application filed 3/6/2020	WO2020/176998	2040	Pending: AU, CA, EP, JP, SG, US
Ocular drug delivery formulation (Hydrogel)	Formulation, Use	InMed	PCT Application filed 05/08/2018	WO2018/205022 AU 2018266262 EP 3621656 IN 426267 JP 7323458 US 12083229	2038	Granted: US, AU, EP, IN, JP Pending: CA, SG,
Compositions and methods for use of cannabinoids for neuroprotection	Use	InMed	PCT Application filed 04/24/2020	WO2020/215164	2040	Pending: AU, CA, CN, EP, IL, JP, MX, SG, US, ZA
Topical formulations of cannabinoids and use thereof in the treatment of pain	Formulation, Use	InMed	PCT Application filed 09/21/2018	WO2019/056123	2038	Pending: EP, US
Use of topical formulations of cannabinoids in the treatment of epidermolysis bullosa and related connective tissue disorders	Use	InMed	PCT Application filed 05/04/2017	WO2017/190249 AU 2017260706 IL 262702 JP 7054691 JP 7342183 US (12042479)	2037	Granted: AU, IL, JP, JP, US Pending: CA, EP,
Compositions and methods for treating neuronal disorders with cannabinoids	Use	InMed	PCT Application filed 10/21/2022	WO 2022/082313	2041	Pending: AU, CA, CN, EP, IL, JP, MX, US
Compositions and Methods for Use of Cannabinol Compounds in Neuroprotection	New Chemical Entity, Composition, Use	InMed	PCT Application filed 5/8/2024	63/545361	2043	Pending: PCT (National stage application filings due April/May 2026)

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others.

Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

BayMedica Patent Portfolio

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Recombinant production systems for prenylated polyketides of the cannabinoid family	Manufacturing Process	BayMedica	PCT Application filed 05/10/2018	WO2018/209143 US 10837031 US11555211 MX 411852	2038	Granted: US, US, MX Pending: AU, CA, CN, EP, IN,
Cannabinoid analogs and methods for their preparation	New Chemical Entity; Manufacturing Process	BayMedica	PCT Application filed 10/31/2019	WO2020/092823	2039	Pending: AU, CA, CN, EP, IL, IN, IN, JP, MX, US
Preparation of cannabichromene and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 12/23/2020	WO2021/133989	2040	Pending: CA, CN, EP, IN, JP, US
Genetically modified yeast for the production of cannabigerolic acid, cannabichromenic acid and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2021	WO2021/150636	2041	Pending: CA, CN, EP, IN, JP, US
Acyl activating enzymes for preparation of cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2022	WO2022/159589	2042	Pending: CA, EP, IN, JP, US

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others.

Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

2	Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others.

As of August 2024, we have a total of thirteen patent families covering the following areas:

●	Four patent families covering novel methods for treating diseases including two for our INM-755 program (WO/2017/190249 and WO/2019/056123), one for our INM-088 program (WO/2020/215164) and one for treating neurodegenerative diseases (WO/2022/082313). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions;

●	Eight patent families covering manufacturing process for cannabinoids of interest (WO2019/046941, WO2020/176998, WO2018/209143, WO2020/092823, WO2020/102430, WO2021/133989, WO2021/150636 and WO2022/159589). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions; and

●	One patent family covering a delivery technology for the ocular program (WO/2018/205022).

If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

The Patent Cooperation Treaty (“PCT”), is an international patent law treaty, which provides a unified procedure for filing patent applications to protect inventions in each of its member states. There are 151 member countries within the PCT, enabling near-global patent coverage through successful patent prosecution in the U.S., Japan, Europe, Canada, Australia, New Zealand, China, Brazil, Russia, India and many other countries. We have several filed patent applications currently either in the provisional stage or PCT stage of review as shown above. None have been granted to date. We retain the full commercial rights to all of these patents with any exceptions noted in the above table.

Government Regulations

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, and reimbursement of pharmaceutical products are extensively regulated by governmental authorities in the United States and other jurisdictions. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

Licensure and Regulation of Biological Products in the United States

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and, in the case of biological products, also under the Public Health Service Act, and their implementing regulations. The failure to comply with the applicable U.S. requirements may result in the FDA’s refusal to approve any pending applications or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, and injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities. The FDA must approve all product candidates, including the Product Candidates, for therapeutic indications before they may be marketed in the United States.

Other U.S. Healthcare Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which apply only to approved products, include: (i) federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid; (ii) federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; (iii) the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the FDCA, which among other things, strictly regulates marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use, and regulates the distribution of samples; (v) federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; (vi) federal transparency law, which requires pharmaceutical companies to report certain payments to healthcare providers; (vii) state laws and regulations analogous to the above; and (viii) laws and regulations prohibiting bribery and corruption such as the FCPA (as defined below), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

U.S. Privacy Law

In the U.S., there are numerous state and federal laws and regulations governing the security and privacy of personal information. Additionally, state and federal regulators have begun to pay more attention to companies’ data processing activities. At the state level, laws require companies to safeguard personal information and take action in the event of a data breach (e.g., notifying governmental authorities and data subjects). State attorney generals have been active in using their consumer protection authority to investigate companies’ data security practices. A number of states have passed laws governing data privacy and many others have similar legislation under consideration. Although many of these laws contain exceptions for certain health data, these exceptions are not comprehensive. All of these laws give rights to residents in their states and require businesses to take certain actions with respect to those rights (similar to the GDPR in effect in the EU, but with notable differences). At the federal level in the United States, the Federal Trade Commission has been active in using its Section 5 authority to bring enforcement actions against companies for deceptive or unreasonable data processing activities.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect the Company. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth below.

●	Our prospects depend on the success of our Product Candidates, which are in the early stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	If clinical trials of our Product Candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.

●	We intend to expend our limited resources to pursue our Product Candidates for certain indications and may fail to capitalize on other Product Candidates or other indications for our Product Candidates that may be more profitable or for which there is a greater likelihood of success.

●	Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

●	Any actual or threatened delisting of our securities by Nasdaq due to our inability to satisfy applicable listing standards, including compliance with the minimum bid price rule, could have a material and adverse effect on our business, operations and financial condition, and the liquidity and value of our securities.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to, among other things, sanctions, penalties, damages, reputational harm and diminished profits and future earnings.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

●	There may be changes in laws, regulations and guidelines which are detrimental to our business.

●	Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally, which could materially and adversely affect our financial results.

●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

●	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

●	The market prices for our common shares, no par value (the “Common Shares”), are volatile and are anticipated to fluctuate in the near term.

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

●	Future offerings of debt or equity securities may rank senior to our Common Shares.

●	For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Shares being less attractive to investors and could make it more difficult for us to raise capital.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our Common Shares.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements, and our ability to identify and effectively remediate any such material weaknesses that could have a material and adverse effect.

●	In connection with the audit of our financial statements as of and for the year ended June 30, 2023, a material weakness in our internal control over financial reporting was identified and we may identify additional material weaknesses in the future.

●	Future sales and issuances of, and rights to purchase, our Common Shares, including by officers and directors could materially dilute the percentage ownership of our shareholders and may cause our share price to fall.

●	We (i) have incurred significant losses since our inception and (ii) anticipate we will incur losses in the future, and our operating losses have raised substantial doubt regarding our ability to continue as a going concern

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our Product Candidates.

●	We currently have limited commercial revenue and may never become profitable.

●	Our success is largely dependent upon our patents, proprietary technology, and other intellectual property.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful, and materially and adversely effect our business.

●	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our Product Candidates.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

Risk Factors

Investing in our Common Shares involves a high degree of risk. Therefore, you should carefully consider each of the following risks, together with all other information set forth in this Annual Report, including the consolidated financial statements and the related notes, before making a decision to buy our Common Shares. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our Common Shares could decline, and you may lose all or part of your investment.

Risks Related to our Business and Industry

Our prospects depend on the success of our Product Candidates which are at early stages of development with a statistically high probability of failure.

Given the Company’s early stage of development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the FDA, HC, or any similar regulatory authority. To obtain regulatory approvals for our Product Candidates being developed and to achieve commercial success, clinical trials must demonstrate that the Product Candidates are safe for human use and that they demonstrate efficacy. We have no products or technologies which are currently in human clinical trials. Additionally, we have no products for commercial sale or licensed for commercial sale, nor do we expect to have any such products for the next several years.

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

Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported by the Company, on March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to consider all available options to regain compliance during the Extended Compliance Period, including, if necessary, effecting a reverse stock split. The Company was unable to regain compliance during the Extended Compliance Period and on September 17, 2024, the Company received an additional notification from the Listing Qualifications Department stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of the Company’s securities pending the Panel’s discussion. On September 17, 2024, the Company submitted the hearing request to appeal (the “Appeal Request”) Nasdaq’s determination before the Panel. The hearing will take place on October 31, 2024 and it is anticipated that the Panel’s decision will follow shortly thereafter. The pendency of the Appeal Request does not have an immediate effect on the listing of our Common Shares and our Common Shares will continue to trade on Nasdaq under the symbol “INM”.

While the Company has filed the Appeal Request, there can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Common Shares on Nasdaq. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our Common Shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Shares is “penny stock,” which will require brokers trading in shares of our Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of our Common Shares, and limited amount of news and analyst coverage of the Company. To the extent that our Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their Common Shares or obtain accurate quotations as to the market value of our Common Shares.

Furthermore, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Shares are currently listed on Nasdaq, such securities will be deemed covered securities. Although the states will be preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulations in each state in which we offer our securities.

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

●

suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with current good manufacturing practice (“cGMP”) requirements;

●	any changes to our manufacturing process that may be necessary or desired;

●	delays or failure to obtain clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

●	Product Candidates demonstrating a lack of safety or efficacy during clinical trials;

●	patients choosing an alternative treatment for the indications for which we are developing any of our Product Candidates or participating in competing clinical trials and/or scheduling conflicts with participating clinicians;

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

●	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●	failure of our CROs, to satisfy their contractual duties or meet expected deadlines;

●	inspections of clinical trial sites by regulatory authorities or Institutional Review Boards (“IRBs”) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

●	one or more IRBs or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

Given the early stage of development of the IntegraSyn program and the risks inherent in research and development, it is too early to project the commercial viability of cannabinoids produced via this process. Potential negative outcomes from this program include but are not limited to:

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

In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including, among others, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (“HHS”), (for example, the Office of Inspector General), the Department of Justice (“DOJ”), and individual United States Attorney offices within the DOJ, and state and local governments. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

We intend to conduct clinical trials for our Product Candidates both inside and outside the United States. To date, all of our clinical development has been conducted outside of the United States. Ultimately, we plan to submit NDAs for our Product Candidates to the FDA and other regulatory authorities upon completion of all requisite clinical trials. As an example, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with FDA regulations relating governing human subject protection and the conduct of clinical trials, which are referred to as “Good Clinical Practice” (“GCP”) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA or any other regulatory authorities will accept data from clinical trials conducted outside of the United States or other international jurisdictions. If the FDA or any other regulatory authorities does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

If a drug has a potential for abuse, the NDA or other regulatory submission must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling (for example, in the U.S. under the federal Controlled Substances Act (“CSA”). A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. While we believe there would be relatively minimal abuse potential with our Product Candidates given the low drug concentration and topical route of administration, we could be incorrect or they may be perceived as having the potential for substance abuse. In either case, there may be a negative effect on our ability to successfully develop or commercialize our Product Candidates. Since our Product Candidates contain purified substances that are chemically identical to those occurring in nature, they may, therefore, be classified as “controlled substances”, and their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our Product Candidates. These pressures could also limit or restrict the introduction and marketing of our Product Candidates. Despite that fact that our APIs, which are the ingredients that give medicines their effects, are synthetically made and, therefore, we have no interaction with the Cannabis plant, adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable for our Product Candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed. Furthermore, if our Product Candidates are classified as “controlled substances”, they may be subject to import/export and research restrictions that could delay or prevent the development of our products in various geographical jurisdictions. The successful commercialization of our Product Candidates may require permits or approvals from regulatory bodies, such as the DEA, that regulate controlled substances.

If any of our Product Candidates receives marketing approval and we or others later identify undesirable side effects caused by the Product Candidate, our ability to market and derive revenue from the product candidates could be compromised.

In the event that any of our Product Candidates receive regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business: (i) regulatory authorities may withdraw their approval of the product or seize the product; (ii) we may be required to recall the product or change the way the product is administered to patients; (iii) additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof; (iv) we may be subject to fines, injunctions or the imposition of civil or criminal penalties; (v) regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication; (vi) we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients; (vii) we could be sued and held liable for harm caused to patients; (viii) the product may become less competitive; and (ix) our reputation being harmed.

Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

Research on and the shipment, import and export of our Product Candidates and the API used in our Product Candidates will require research permits, import and export licenses by many different authorities. For instance, in the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, and HC; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Border Protection Service, the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the research on and import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process require the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our Product Candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or our Product Candidates. Once shipment is complete, we or the research contractors we are working with may also suffer further delays or restrictions as a result of regulations governing research on cannabinoids. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or our Product Candidates could have a material adverse effect on our business, results of operations and financial condition. The aforementioned examples and lists of various authorities that may currently, or in the future, affect our ability to conduct research on or import or export our Product Candidates and/or API, should not be construed as exhaustive or comprehensive in any way.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our Product Candidates.

Particularly in the United States but also in other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes in recent years regarding the healthcare system that could prevent or delay marketing approval of our Product Candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any Product Candidates for which we obtain marketing approval. Healthcare reform measures that have been and may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

Any Product Candidates we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby materially and adversely impacting our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, drug pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Negative publicity may adversely affect us and our business.

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (the “CMS”), an agency within the HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

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

Outside the United States, particularly in EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of Health Technology Assessment (“HTA”) procedures with governmental authorities can take considerable time after receipt of marketing authorization for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines but monitor and control company profits. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU member states, can further reduce net realized prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our Product Candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any Product Candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds (including through reimbursement by Medicare or Medicaid or other federal health care programs), which has been applied to impermissible promotion of pharmaceutical products for off-label uses, or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the U.S. Health Insurance Portability and Accountability Act (“HIPPA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

●	the U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	analogous state laws and regulations, such as state anti-kickback laws, false claims laws and privacy and security of health information laws, may apply to sales or marketing arrangements, claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or health information; and

●	certain state laws require pharmaceutical companies to adopt codes of conduct consistent with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; restrict certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers; and/or require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures.

Comparable laws and regulations exist in the countries within the European Economic Area (“EEA”). Although such laws are partially based upon European Union (“EU”), law, they may vary from country to country. Healthcare specific, as well as general EU and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare professionals, and the collection and processing of personal health data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

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

Failure to comply with the FCPA, the CFPOA, and other global anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

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

Any change in export or import controls, anti-corruption laws, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such restrictions or legislation, could result in decreased use of our products by customers or in our decreased ability to offer our products internationally, which would harm our business, operating results and financial condition. Furthermore, failure to comply with export or import controls or with anti-corruption or economic sanctions laws may expose us to government investigations, more onerous compliance requirements and significant penalties, which could harm our business, operating results and financial condition. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Trade wars and changes in international trade law and policies may have a material adverse effect on our business, financial condition and results of operations. In October 2022, the Biden administration issued a new set of export controls which (i) banned Chinese companies from buying advanced chips and chip-making equipment in the United States without a license, and (ii) restricted the ability of U.S. persons from providing support for the development or production of chips at certain manufacturing facilities in China. Moreover, in December 2022, the United States imposed new duties on imports from certain major solar panel makers in China after an investigation determined that such manufacturers were avoiding tariffs by finishing their products in Southeast Asian countries. More recently, President Biden signed an executive order that will make it more difficult for U.S. firms to invest in certain Chinese companies—citing national security concerns, the executive order prohibits investments in AI and quantum computing. In response to the foregoing, China implemented its own export controls on two rare elements, germanium and gallium, which the United States relies on to produce chips, fiber optics and solar panels.

The ongoing trade war between China and the United States and its potential escalation may have an adverse effect on our business operations and revenues.

Starting in April 2018, the United States imposed a 25% tariff on steel and a 10% tariff on aluminum imports from other countries. On July 6, 2018, the United States imposed 25% tariffs on $34 billion worth of Chinese goods. China instituted retaliatory tariffs on certain United States goods. In 2019, the United States and China implemented several rounds of tariff increases and retaliations. On January 15, 2020, the United States and China signed a Phase One trade deal pursuant to which, among other things, the United States will modify existing tariffs. In October 2022, the Biden administration issued a new set of export controls which (i) banned Chinese companies from buying advanced chips and chip-making equipment in the United States without a license, and (ii) restricted the ability of U.S. persons from providing support for the development or production of chips at certain manufacturing facilities in China. Moreover, in December 2022, the United States imposed new duties on imports from certain major solar panel makers in China after an investigation determined that such manufacturers were avoiding tariffs by finishing their products in Southeast Asian countries. More recently, President Biden signed an executive order that will make it more difficult for U.S. firms to invest in certain Chinese companies—citing national security concerns, the executive order prohibits investments in AI and quantum computing. In response to the foregoing, China implemented its own export controls on two rare elements, germanium and gallium, which the United States relies on to produce chips, fiber optics and solar panels.

Since we operate in the United States and deliver products and services to customers in the United States, the trade war could materially and adversely affect us, and especially if, when and to the extent escalated, may cause global economic turmoil and adversely impact the supply chain for our products, the cost of our products and the demand for our products and, thus, may have a material adverse effect on our business and results of operations.

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

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of cyber security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For example, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

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

Our insurance costs may increase significantly, we may be unable to obtain the same level of insurance coverage and our insurance coverage may not be adequate to cover all possible losses we may suffer.

We generally renew our insurance policies annually. If the cost of coverage becomes too high or if we believe certain coverage becomes inapplicable, we may need to reduce our policy limits, increase retention amounts or agree to certain exclusions from our coverage to reduce the premiums to an acceptable amount or to otherwise reduce coverage for certain occurrences. On the other hand, we may determine that we either do not have certain coverage that would be prudent for our business and the risks associated with our business or that our current coverages are too low to adequately cover such risks. In either event, we may incur additional or higher premiums for such coverage than in prior years.

Among other factors, national security concerns, catastrophic events, pandemics such as the COVID-19 pandemic, or any changes in any applicable statutory requirement binding insurance carriers to offer certain types of coverage could also adversely affect available insurance coverage and result in, among other things, increased premiums on available coverage (which may cause us to elect to reduce our policy limits or not renew our coverage) and additional exclusions from coverage. As cyber incidents and threats continue to evolve, we may be required to expend additional, perhaps significant, resources to continue to update, modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Although we maintain and monitor our information technology systems and maintain coverage to indemnify us from losses arising from cyber-attacks, such systems and insurance coverage may not be sufficient to protect against or cover all the losses we may experience as a result of any cyberattacks.

We may suffer damage due to a casualty loss (such as fire, natural disasters, pandemics and acts of war or terrorism) or other losses, such as those related to labor, professional liability or certain actions or inactions by our management, directors, employees or others, that could severely disrupt its business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance that we believe to be adequate, such insurance may be inadequate or unavailable to cover all the risks to which our business and assets may be exposed, including risks related to certain litigation. Should an uninsured loss (including a loss that is less than the applicable deductible or that is not covered by insurance) or loss in excess of insured limits occur, it could have a significant adverse impact on our business, results of operations or financial condition.

There may be changes in laws, regulations and guidelines which are material and detrimental to our business.

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

The research and development that we carry out either directly or through third parties involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes. Although we maintain workers’ compensation insurance as prescribed by the Province of British Columbia to cover us for costs and expenses, we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Industry consolidation may lead to increased competition and costs, and may harm our operating results.

We rely on certain third parties to provide supplies and services necessary for our business. Any reduction in market participants and available suppliers and vendors, whether through transactions or consolidation, could result in fewer alternatives for sourcing key supplies and services. Such consolidation could result in a shortage of supplies and services thereby increasing the cost of such supplies and services, and potentially inhibit the ability of suppliers and vendors to deliver on time, if at all. Cost increases and delays in, or the unavailability of, critical supplies and services could have a material and adverse effect on our results of operations.

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

Certain macroeconomic and geopolitical conditions, which are outside of our control, as well as the evolution of methods and techniques used by bad actors, may also make us more susceptible to a cybersecurity attack. For example, tensions between Russia and several western nations (and their respective allies) in connection with the Russia-Ukraine War could result in retaliatory actions being undertaken by supporters of Russia, including in the form of espionage, phishing campaigns and other forms of cyber-attacks. Moreover, pro-Russian ransomware cybercriminals and gangs have previously publicly threatened to augment their hacking efforts in response to the implementation of sanctions and other responsive actions taken by western countries (and their allies). Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. Likewise, within a few hours of the commencement of the Hamas-Israel conflict, activist hackers commenced cyberattacks against both Israeli and Palestinian websites, and in a short period, had targeted dozens of government websites and media outlets. Such cyber-intrusions included DDOS attacks, attempts to overload websites with ‘junk’ traffic and ultimately bring down the site.

The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data will become more advanced with the use of AI and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, which could have a material adverse effect on our business operations or that of our clients. If we experience a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to comply with the various cybersecurity regulations, including the California Consumer Privacy Act and the California Privacy Rights Act in the United States, we could be exposed to government enforcement actions and private litigation. These losses may exceed our insurance coverage for such incidents. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

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

EU Member States, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal data in the EU is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the rights of individuals to control personal data and the security and confidentiality of the personal data. The related UK GDPR and the UK Data Protection Act of 2018, which ensures that the United Kingdom has in effect the same high standards for data protection in place as under the GDPR, impose stringent operational requirements in the United Kingdom (including through restrictions on processing of personal data and cross-border transfers of personal data, and mandatory breach reporting to regulators and, under certain circumstances, to the individuals whose personal data was compromised in the breach). In addition, the Australian Privacy Act 1986 (Cth), and other laws in the states and territories in Australia where we conduct certain of our clinical trials, apply similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

Other new laws and regulations are rapidly coming into effect while existing legislation is quickly evolving. In the United States, the SEC adopted new rules requiring public companies to disclose information about a material cybersecurity incident, including any breach of personal data, within four business days of determining that it has experienced a material cybersecurity incident. Likewise, several privacy laws in the United States came into effect in 2023, including in California, Virginia, Colorado, Connecticut and Utah, and new state privacy laws that have or will come into effect in 2024, including in Montana, Oregon and Texas, all of which give new data privacy rights to their respective residents and impose significant obligations on controllers and processors of consumer data.

There is additionally increasing U.S. and foreign activity in the regulation of AI, and other similar uses of technology. For example, in Europe, there is a proposed regulation (the Artificial Intelligence Act) that, if adopted and approved, could impose onerous and substantial obligations related to the use of AI-related systems. Additionally, several states and localities in the United States have enacted measures related to the use of AI and machine learning in products and services. In October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI tools, and AI is the subject of evolving review by various governmental and regulatory agencies, including the SEC and the Federal Trade Commission. Depending on how these AI laws and regulations are interpreted, and to the extent that our business practices, products and services utilize AI, we could be subject to, and need to comply with, such obligations. Moreover, our development and use of AI, and the uncertain regulatory environment, could result in reputational harm, liability or other material and adverse consequences to our financial condition and business operations. The introduction of AI technologies into new or existing products may also result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. Due to the fact that privacy and information security laws and regulations are subject to change from time to time, our compliance with them may result in cost increases due to necessary systems changes and the development of new processes. Any new or modified laws and regulations may require that we modify our data processing practices and policies, and incur substantial costs and expenses in an effort to comply with such laws and regulations. These laws are complex and there is no ubiquitous approach to maintaining compliance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. If we fail to comply with any of these laws and regulations, we could be subjected to legal risk and other adverse effects to our business and operations.

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

Our results of operations could be materially and adversely affected if we cannot keep pace with technological changes impacting the development of our products and implementation of our business needs, including with respect to automation and the use of AI.

Our success depends on our ability to keep pace with rapid technological changes affecting the development of our products and implementation of our business needs. Emerging technological trends such as AI, machine learning and automation are impacting industries and business operations. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our products, results of operations and ability to develop and maintain our business could be negatively affected. Our competitors or other third parties may incorporate AI technologies into their services, products and business more quickly or more successfully than us, which could impair our ability to compete effectively and materially and adversely affect our results of operations and financial condition.

Growing emphasis by the investment community, regulators and other stakeholders on environmental, social and governance-related matters could impact our business and operations.

As members of the investment community have started to heavily factor in a company’s commitment to environmental, social and governance (“ESG”)-related initiatives and sustainability performance as part of their overall investment thesis and strategy, such investors could elect to eventually forego their investment in us to the extent we fail to satisfy such metrics. Moreover, the increased focus by investors, regulators and other stakeholders on ESG related practices and disclosures has created, and will likely create for the foreseeable future, increased pressure regarding the enhancement of, and modification to, our disclosure and governance practices. Recently, there has been a growing concern and emphasis by governmental agencies regarding the effects of climate change on the environment and the need to make disclosures to investors regarding a company’s environmental footprint. For example, on March 6, 2024, the SEC adopted a final rule requiring public companies to include certain climate-related disclosures in their respective registration statements and annual reports filed with the SEC, including climate-related financial statement metrics, greenhouse gas emissions and climate-related targets and goals, and management’s role in managing material climate-related risks. A number of state legislators and regulators, including California laws S.B. 253, S.B. 261 and A.B. 1305 in the State of California, as well as non-U.S. governmental agencies (such as the EU’s Corporate Sustainability Reporting Directive), have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring ESG-related disclosures or limiting (or affirmatively requiring) certain ESG-related conduct. In the event that we were to become subject to any of the newly adopted climate change and/or ESG-related disclosure regimes, including in the United States and elsewhere, it could require us to, among other things, (i) restrict or limit our operating activities or other conduct, (ii) make material capital improvements and expend material capital resources in connection with such compliance efforts, and (iii) alter our business and operational strategy more generally. Furthermore, there continues to be a lack of consistent proposed climate change and ESG-related legislation, which creates regulatory and economic uncertainty. Separately, enhanced climate-related disclosure requirements and obligations could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent approximations, estimations and uncertainties with respect to calculating, determining and reporting greenhouse gas emissions. Additionally, governmental regulators, including the SEC, have also from time to time applied additional scrutiny to existing climate change-related assertions in public disclosures, increasing the potential for enforcement if any such governmental regulator were to allege that our climate change-related disclosures are misleading or deficient. As a result of the foregoing, we currently face, and are likely to continue to face, increasing pressure regarding our ESG-related disclosures, practices, initiatives and sustainability performance in the near- and long-term. We continue to monitor for these changes and their potential impact on our business, financial condition and industry at large, and seek to implement measures to comply with all such newly implemented requirements; however, given the rapidly changing nature of these rules, regulations, directives, initiatives and laws, and the heightened regulatory scrutiny being applied by governmental agencies across numerous jurisdictions, it is not possible to predict how such matters will ultimately impact our business or that of our critical counterparties at this time.

Climate change may have an impact on our business.

While we seek to mitigate our business-related risks associated with climate change, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States, Canada and elsewhere have the potential to disrupt our business, the business of our suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In particular, we rely on data centers to deliver our solutions, which consume significant amounts of energy. To the extent that energy prices increase as a result of carbon pricing or other measures, this could affect our cost structure.

Our success depends on our ability to continue to innovate and create new products and enhancements to our existing products.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and continue to introduce new products and services. If we are unable to successfully develop new products, integrate acquired products or enhance and improve existing products or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our results of operations. Further, the introduction of new products could require long development and testing periods and may not be introduced in a timely manner or may not achieve the broad market acceptance necessary to generate significant revenue. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering informational services over existing networks, our products would no longer be competitive. Conversely, even if we are successful in rapidly developing new products ahead of our competitors, if we do not cost-effectively manage our inventory levels of existing products when making the transition to new products, our financial results could be negatively affected by write-offs as a result of high levels of obsolete inventory. If any of the foregoing were to occur, our operating results could be materially and adversely impacted.

Risks Related to our Securities

The market prices for our Common Shares are volatile and will fluctuate.

The trading price of our Common Shares has been and could remain volatile, and the market price of our Common Shares may decrease. The market price of our Common Shares has historically experienced and may continue to experience significant volatility. From July 1, 2023 through June 30, 2024, the closing market price of our Common Shares has fluctuated from a high of $1.22 per share to a low of $0.22 per share. The volatile nature of our Common Share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation, and perception, all of which may be independent of fundamental, objective, and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility.

The market price for our Common Shares is anticipated to be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly financial results; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (iv) addition or departure of our executive officers or members of our Board and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding Common Shares; (vi) sales or perceived sales of additional Common Shares; (vii) liquidity of the Common Shares; (viii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (ix) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our Common Shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. As well, certain institutional investors may base their investment decisions on consideration of our environmental, governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our Common Shares by those institutions, which could materially adversely affect the trading price of our Common Shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, our operations could be materially adversely impacted and the trading price of our Common Shares may be materially adversely affected.

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

Future offerings of debt or equity securities may rank senior to our Common Shares.

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

More generally, our level of indebtedness could have significant and adverse effects on our business. For example, our level of indebtedness and the terms of our debt agreements could: (i) make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations; (ii) prevent us from raising the funds necessary to repurchase notes tendered to us if we undergo a change of control; (iii) require us to use a substantial portion of our cash flow from operations to pay interest and principal on the Second Amended and Restated Credit Agreement and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes; (iv) limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy; (v) limit our ability to refinance our current or future indebtedness on terms that are commercially reasonable, if at all; (vi) heighten our vulnerability to downturns in our business, our industry or in the general economy, and restrict us from exploiting business opportunities or making acquisitions; (vii) place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt; (viii) limit management’s discretion in operating our business; and (ix) limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy. Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Future sales of Common Shares by our officers, directors and affiliates may negatively impact the market price for our Common Shares.

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

We currently hold most of our cash, cash equivalents and short-term investments in U.S. dollars which is our functional currency. A portion of our current operations is conducted in Canadian dollars. Exchange rate fluctuations between other currencies and the U.S. dollar create risk in several ways, including the following:

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

There remains increased focus from lawmakers and regulators on corporate ESG practices, including climate change and related ESG disclosure requirements. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. In addition, standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws, regulations or investor criteria in the United States, Europe and around the world related to ESG. In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The SEC’s newly adopted climate-related disclosure rules may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past and expanded data collection, analysis and certification with respect to greenhouse gas emissions reporting that may not be complete or accurate, and impose increased oversight obligations on our management and board of directors. These and other regulations, disclosure-related and otherwise, including California laws S.B. 253, S.B. 261 and A.B. 1305 and the EU’s Corporate Sustainability Reporting Directive, may increase our costs as well as increase scrutiny regarding our ESG efforts, which may enhance the risks discussed in this risk factor. These legal and regulatory requirements, as well as investor expectations related to ESG practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. If we fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted, and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

In connection with the audit of our financial statements as of and for the year ended June 30, 2023, a material weaknesse in our internal control over financial reporting was identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the year ended June 30, 2023, a material weakness, (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board (“PCAOB”)), was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The identified control deficiencies arose from a lack of resources in our finance function, which rose to a material weakness due to segregation of duty issues.

In light of the identified material weakness, it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with PCAOB standards, additional control deficiencies may have been identified.

We subsequently designed and implemented controls to remediate the material weakness, including strengthening our finance function and addressing segregation of duty issues. While our management has determined that we have remediated such material weakness as of our fiscal year ended June 30, 2024, we cannot assure you that (i) the measures we have taken or will take will be entirely sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future nor (ii) we will not experience flaws in our internal controls and procedures in the future. Our failure to implement and maintain effective internal control over financial reporting could result in the identification of additional errors in our consolidated financial statements that could result in a further restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us, cause a decline in the price of our Common Shares and subject us to litigation or regulatory enforcement actions.

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

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of September 20, 2024, there were 179,293 options available for future allocation pursuant to the 20% of the issued and outstanding shares allowed to be issued according to the terms of the Plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

In addition, limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada (the “Commissioner”), to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

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

We are a company organized and existing under the laws of British Columbia, Canada. Many of our directors and officers and the experts named in this Annual Report are residents of Canada or otherwise reside outside the United States, and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside the United States. It may be difficult for holders of Common Shares who reside in the United States to effect service within the United States upon those directors, officers and experts who are not residents of the United States. It may also be difficult for holders of securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the U.S. federal securities laws. Our Canadian counsel has advised us that there is doubt as to the enforceability in Canada against us or against our directors, officers and experts who are not residents of the United States, in original actions or in actions for enforcement of judgments of courts of the United States, of liabilities predicated solely upon U.S. federal or state securities laws.

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

Our operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended June 30, 2024 and June 30, 2023 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2024 of approximately $109.1 million. Our net loss for the fiscal years ended June 30, 2024 and 2023 was approximately $7.7 million and $8.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2024, we had approximately $6.6 million in cash, cash equivalents and short-term investments, which, we currently estimate funds our operations to the end of the fourth quarter of calendar 2024 (being the second fiscal quarter of 2025), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of the Company’s operating expenses. Our ability to develop our research and development programs is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

The progress of our Product Candidates for both current and prospective target indication(s) is uncertain because it is difficult to predict our spending for our Product Candidates up to the time that we seek FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to state unequivocally the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our Product Candidates;

●	any change in the clinical development plans or target indications for these Product Candidates;

●	the number and characteristics of Product Candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the Drug Enforcement Administration (“DEA”), the FDA, the European Medicines Agency, Health Canada (“HC”), or other comparable foreign regulatory authorities;

●	The cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the effect of competing product and market developments;

●	the costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any Product Candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

We may have difficulties identifying, successfully completing or integrating acquisitions, or maintaining or growing our acquired businesses.

We remain committed to our growth strategy of organically growing our strategic portions of our business while assessing strategic acquisitions, dispositions, partnerships and other strategic transactions. While we believe we have the experience required to execute this strategy, we do not have control over the market conditions prevailing or likely to prevail in the future, which may impact the ability to execute this strategy. There can be no assurances that we will be able to identify suitable acquisition candidates available for sale at reasonable valuations, consummate any acquisition or successfully integrate any acquired business into our operations. Moreover, there can be no assurance that we will be able to access further financial resources for other suitable acquisition opportunities that may become available to us. We have and will likely continue to have competition for acquisition opportunities from other parties including those that have greater financial resources or are willing to pay higher valuation multiples. To the extent we were to pursue or engage in any transactions, including acquisitions and dispositions, there is no guarantee that such transactions will be successful or, even if consummated, improve our operating results and financial condition. We may incur costs, breakage fees or other expenses in connection with any such transactions, and any such transactions may ultimately have a material adverse effect on our operating results.

Acquisitions involve significant risks and uncertainties, including, but not limited to, the following:

●	unanticipated costs and liabilities;

●	difficulties in marketing and integrating new products, software, businesses, operations and technology infrastructure in an efficient, effective and secure manner, including the integration of businesses where a portion or all of the business is in an adjacent industry;

●	the inability to achieve synergy and cost reduction targets assumed at the time of acquisition;

●	difficulties in maintaining customer and key supplier relations, including changing contract manufacturers as a result of lower volumes of business;

●	the potential loss of key employees of the acquired businesses, including as a result of cultural differences between the acquired company and our own;

●	the diversion of the attention of our senior management from the operation of our daily business;

●	the potential adverse effect on our net debt and liquidity position as a result of all or a portion of an acquisition purchase price being paid in cash;

●	the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

●	the potential issuance of securities that would dilute our shareholders’ percentage ownership;

●	the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential strategic acquisition or investment is completed;

●	use of resources that are needed in other areas of our business;

●	the inability to maintain uniform standards, controls, policies and procedures, including the inability to establish and maintain adequate internal controls over financial reporting, and remediate, in whole or in part, any material weaknesses or significant deficiencies identified with respect to internal controls over financial reporting;

●	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

●	difficulties in securing required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

●	potential impairment charges on higher levels of goodwill and intangible assets as a result of impairment testing performed on a regular basis;

●	higher amortization expenses related to acquired definite-lived intangible assets; and

●	becoming subject to intellectual property or other litigation.

We currently have limited commercial revenue and may never become profitable.

In addition to the limited revenues from our BayMedica Products, our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our Product Candidates that we may develop, in-license or acquire in the future.

Even if we are able to successfully achieve regulatory approval for these Product Candidates, we do not know what the reimbursement status of our Product Candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any revenue from Product Candidates for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our Product Candidates. The number of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

Our ability to generate revenue and become profitable depends upon a number of additional factors, including our ability to:

●	successfully complete development activities, including the remaining preclinical studies and ongoing and planned clinical trials for our Product Candidates;

●	in-license or acquire in the future, Product Candidates and other potential lines of business that we may develop;

●	complete and submit NDAs to the FDA and Marketing Authorization Applications (“MAAs”) to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

●	manufacture any approved products in commercial quantities and on commercially reasonable terms;

●	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

●	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

●	obtain coverage and adequate reimbursement from third parties, including government payors; and

●	set a commercially viable price for any products for which we may receive approval.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be materially limited.

As of June 30, 2024, we had non-capital loss (“NOL”) carryforwards of approximately $80.2 million available to offset future taxable income in Canada and the United States. These NOL carry-forwards begin to expire in 2026.

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

Natural disasters, public health crises, political crises, or other catastrophic events may adversely affect our business affairs, results of operations, financial condition, liquidity, availability of credit and foreign exchange exposure.

Changes in the global economic environment have created market uncertainty and volatility in recent years. The market and demand for metal commodities and related products has in recent years been adversely affected by global economic uncertainty, reduced confidence in financial markets, the COVID-19 pandemic, including any resurgence thereof, bank failures and credit availability concerns. These macro-economic events negatively affected the mining and minerals sectors in general. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to reduced consumer spending, decreased employment rates, adverse business conditions, high inflation, high fuel and energy costs, high consumer debt levels, a lack of available credit, the state of turmoil in the financial markets, high interest rates and/or tax rates, may adversely affect the Company’s growth and profitability. Future economic shocks may be precipitated by a number of causes, including the slowdown in the Chinese economy, a rise in the price of oil and other commodities, climate change disasters, geopolitical instability, including as a direct or indirect result of the Russo-Ukraine war and the ongoing Israel-Hamas conflict, further wars or acts of terrorism, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

The Company assesses on a quarterly basis the carrying values of its assets. Should market conditions and commodity prices worsen and persist in a worsened state for a prolonged period of time, an assessment of the Company’s assets for impairment may be required.

The ongoing Russo-Ukraine War and the Israel-Hamas conflict, including the actual or perceived threat of an exacerbation of such conflicts, could have a material and adverse effect on our business, operations and financial condition.

Russia’s invasion of Ukraine in February 2022 has caused, and could continue to cause, increased volatility across the global financial markets, increased inflation, and turbulence in the markets in which we operate. In response to actions undertaken by Russia in Ukraine, several countries (including Canada, the United States and other western governments) have imposed stringent economic sanctions and export control measures, and may impose additional sanctions or export control measures in the near-term, which have included severe and complete restrictions on exports and other commerce and business dealings involving Russia, certain regions of Ukraine, Belarus and/or particular entities and individuals.

In May 2023, in coordination with the G7, Australia, and other partners, the United States imposed new sanctions on Russia. As part of these actions, the U.S. Department of State imposed sanctions on over 200 entities, individuals, vessels, and aircraft, as well as designated certain entities and individuals (i) across Russia’s defense and related materiel, technology, and metals and mining sectors and (ii) involved in expanding Russia’s future energy production and capacity. In December 2023, President Biden signed an executive order which seeks to strengthen U.S. sanctions authorities against financial facilitators of Russia’s war efforts, and additionally provided authority to broaden U.S. import bans on certain Russian goods. Likewise, in February 2024, the United States’ Treasury Department, State Department and Department of Commerce, collectively, imposed an extensive set of new sanctions on Russia, which specifically target Russia’s financial sector and military-industrial operations. Such sanctions seek to restrict Russia’s energy industry and limit the evasion of sanctions outside the United States, including by encompassing 500 additional persons associated with the ongoing Russo-Ukraine War. Moreover, the resulting impact of sanctions imposed by western nations against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus, could adversely impact our ability to access additional capital funding sources.

Likewise, the recent and ongoing conflict in the Middle East has impacted and could continue to impact the global economy for the foreseeable future, and is threatening to spread, and may in the future spread, into other Middle Eastern countries. The conflicts have caused, and could intensify, volatility in market prices, and the extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact geopolitical stability and on our business for an unknown period of time.

In addition, any further changes in regulations or shifts in political conditions are beyond the control of the Company and may materially and adversely affect our business, or if significant enough, may significantly impede our ability to transact in certain countries. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls and foreign exchange restrictions.

While we do not have any direct significant exposure or connection to Russia, Ukraine, Belarus or the Middle East at large, it is uncertain as to how such events and any related economic sanctions could impact the global economy. Any negative developments in respect thereof could have a material and adverse effect on our business, operations, financial condition, and the value of our securities.

High rates of global inflation, the occurrence of a recession and higher interest rates could have a material and adverse impact on our business, results of operations and financial condition.

During 2022 and 2023, the global markets experienced, and continue to experience, higher rates of inflation as a result of several market factors, including in the form of increased costs pertaining to labor, materials and overhead. The U.S. capital markets in particular have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 and 2023 resulting in action by the U.S. federal government to increase interest rates, adversely affecting capital markets activity. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve Board in the United States (the “Federal Reserve”). Interest rates may increase further, or they may remain at current levels for the near-term, and this new interest rate environment could materially and adversely affect our business, the counterparties with which we interact and the global economy at large

As a result of these inflationary pressures, governments in many countries have implemented tight monetary policies, which could slow the growth rate of local economies and restrict the availability of credit. In particular, the monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate (“Fed Funds Rate”) targets, and the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers, and therefore on our results of operations. Beginning early in 2022 and continuing in 2023, in response to growing indications of inflation, the Federal Reserve increased interest rates rapidly and the Fed Funds Rate reached a 23-year high in 2023. While we experienced increases in the cost of labor and materials, we believe that our financial condition and results of operations have thus far not been materially impacted by inflationary pressures. However, to the extent the current rates of inflation and shifts in fiscal and monetary policy result in prolonged and slower growth or a recession, it could have a material and adverse effect on the demand for our products and services and, in the process, our business, results of operations and financial condition as a whole, including with respect to our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue. Moreover, in the event that a global recession were to occur, it could adversely impact the critical counterparties that we engage, including in the form of a decrease in the products and services they seek to obtain from us. Additionally, due to our current level of debt, our business and results of operations have been, and may continue to be, impacted by a rise in interest rates, which may continue to rise. Relatively high interest rates will increase cost of capital and the cost of borrowings for any other corporate purpose. As a result, if we need or seek significant borrowings and interest rates remain elevated or increase, the cost of such borrowing to us could be significant, which may have a significant adverse impact on our financial condition and results of operations. We continue to monitor our operations and will seek to take appropriate actions to mitigate the potential impact of heightened inflation on our business. Nevertheless, there can be no assurances that we will be successful in doing so, if at all.

Material and adverse developments impacting the financial services industry at large, including the occurrence of actual (or widespread concerns regarding the potential occurrence of) defaults, illiquidity, operational failures and non-performance by financial institutions and critical counterparties, could have a material and adverse effect on our business, financial condition and results of operations.

The occurrence of actual (or widespread concerns regarding the potential occurrence of) illiquidity, operational failures, defaults, non-performance or other material and adverse developments that impact financial institutions and transactional counterparties, or other entities within the financial services industry at large, have previously caused, and could continue to cause, market-wide liquidity issues, bank-runs and general contagion across the global financial industry. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (the “FDIC”) was subsequently appointed as a receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. While the U.S. Federal Reserve Board, the FDIC and the U.S. Department of Treasury collectively agreed to guarantee all deposits, above and beyond the limit on insured deposits of $250,000 at these financial institutions, there can be no assurance that there will not be additional bank failures or issues in the broader financial system. Likewise, there is no guarantee that any of the U.S. Department of Treasury, the FDIC or the Federal Reserve Board will provide access to any additional uninsured funds in the future in the event of the closure or failure of any other banks or financial institutions, or that they would do so promptly or in a timely fashion. Additionally, substantial and rapid increases in interest rates and inflation have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. While the U.S. Department of Treasury, Federal Reserve and the FDIC have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, the liquidity needs of financial institutions, including as a result of widespread demands for customer withdrawals, may exceed the capacity of such program.

Furthermore, we and other parties with who we conduct business and engage commercially may be unable to access critical funds in deposit accounts or other accounts held with a closed or failing financial institution or pursuant to lending arrangements with such financial institutions. Accordingly, in such instance, our ability to pay our obligations, and any of our counterparties’ ability to pay their respective obligations, or enter into new commercial arrangements requiring additional payments, could be materially and adversely affected.

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

Moreover, a number of aspects of intellectual property protection in the field of AI are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems, as well as relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, and our business, financial condition and operations could be materially and adversely impacted.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office (“PTO”) and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees on any issued patent are due to be paid to the PTO and various foreign national or international patent agencies in several stages over the lifetime of the patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our Product Candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We currently have no manufacturing capabilities and rely on CDMOs to manufacture our Product Candidates for preclinical studies and clinical trials. We rely on CDMOs for manufacturing, filling, packaging, testing, storing and shipping of drug products in compliance with cGMP, regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packaging of a drug product. If our CDMOs increase their prices or fail to meet our quality standards, or those of regulatory agencies such as the FDA, and cannot be replaced by other acceptable CDMOs, our ability to obtain regulatory approval for and commercialize our Product Candidates may be materially adversely affected.

The APIs used in all of our Product Candidates are currently sourced from either contract manufacturers or, for smaller quantities, from research material suppliers, that typically utilize synthetic chemistry as their manufacturing method. This is intended to be an interim step to enable us to proceed with developing our formulation, execute preclinical toxicology studies and progress through Phase 1 and 2 clinical trials, after which time we anticipate that we will have been able to successfully scale-up our IntegraSyn manufacturing approach so that it will be GMP ready at pharmaceutical grade. Bridging studies consisting of chemical analysis and, possibly, animal studies may be required in order to switch our APIs from the current external manufacturing sources to our internally manufactured products. There is no guarantee that we will be successful in scaling up our IntegraSyn manufacturing process for cannabinoids, or successfully complete any required bridging studies, or be able to successfully transfer our IntegraSyn manufacturing process to a CDMO. The key risks and challenges associated with the development of the IntegraSyn process include: failure to continue optimization and development of the process manufacturing steps from the current scale while maintaining the same or greater output of the selected cannabinoid; equipment and techniques may not be able to be scaled up using existing commercial processing equipment; supply of the key starting materials for the process may not be secured to ensure stability and security of commercial supply; and, failure of the large scale process to consistently produce the selected cannabinoid within set specifications and meeting the process parameters and in process controls to enable the manufacturing process to be validated for GMP commercial production of an API, among others. Failing to accomplish these or other criteria for the IntegraSyn manufacturing process with a CDMO may mean that we are not able to produce certain cannabinoids in a cost-effective manner. This could result in us not being able to successfully commercialize or utilize our APIs in our Product Candidates, if any, that may obtain regulatory approval.

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

For all of the aforesaid reasons and others set forth in this Annual Report, an investment in Common Shares and any other securities that we may offer from time to time involves a high degree of risk. Any person considering an investment in our Common Shares or any other of our securities should be aware of these and other factors set forth in this Annual Report and should consult with his or her legal, tax and financial advisors prior to making an investment in our Common Shares or any other of our securities that may be offered from time to time. Our Common Shares and any other securities that we may offer from time to time should only be purchased by persons who can afford to lose all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess, identify, and manage material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers. Additionally, we maintain cyber coverage through our insurance carrier to mitigate risks associated with cybersecurity incidents, subject to customary terms and exclusions.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. Moreover, we remain committed to investing in the development and improvement of our security processes and controls, as well as maintaining our technology infrastructure. These processes include a plan for notifying, informing, consulting, analyzing, and communicating any risks or incidents to a range of internal stakeholders, including executive management and the Board of Directors, as well as external stakeholders, as deemed necessary and appropriate based on the circumstances. We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Financial Officer with the responsibility of managing the cybersecurity risk assessment and mitigation process.

As part of our overall risk management program, we provide required training to employees in high risk areas on cybersecurity and will distribute standard operating procedures to all employees. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Chief Financial Officer and Chief Operating Officer are primarily responsible for assessing and managing material risks from cybersecurity threats on a day to day basis. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our management team is additionally responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole. The Company additionally utilizes the assistance of a third-party service provider, an information technology solutions service provider located in Richmond, BC, for purposes of broadly managing its cybersecurity risks.

ITEM 2. PROPERTIES

Our corporate headquarters are located at Suite 1445 - 885 West Georgia Street, Vancouver, British Columbia V6C 1B4, Canada. This new lease was signed in July 2024 and the office space occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 over the two-year term of the agreement.

In July 2019, InMed entered into a facility lease agreement for approximately 4,000 square feet of office space in Vancouver, BC, which served as our corporate headquarters until August 2024, when the lease expired. The Company did not take the option to renew for an additional three-year period.

In October 2023, BayMedica entered into an amended facility lease agreement for approximately 7,000 square feet of office space in San Francisco, California. The lease expires in April 2027.

We believe substantially all of our property and equipment is in good condition and that InMed has sufficient capacity to meet its current operational needs. We further believe that, should it be needed, suitable additional space is available to accommodate any expansion of our operations, but such space may not be available in the same building, if and when such space is needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. However, as of the date of this Annual Report, we are not involved in any material pending legal or governmental proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s shares are listed on the on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”).

There were approximately 11,764 holders of record of our Common Shares as of September 20, 2024. On September 20, 2024, the last reported sales price per share of our Common Shares was $0.26 per share.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. For more information, see “Special Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we strongly encourage you to review the risks and uncertainties described in “Risk Factors” in this Annual Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2024, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in this Annual Report. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a clinical stage pharmaceutical company developing a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

InMed has sought to focus on the research and development of preferential signaling ligands of CB1 and CB2 and has produced a library of novel, proprietary drug candidates (“Product Candidates”). These Product Candidates are patentable new chemical entities (“NCEs”) for pharmaceutical development, aimed at targeting diverse clinical indications. Our current pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry age-related macular degeneration, and Epidermolysis Bullosa. InMed’s INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor (“PPAR”) signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease. Our ocular research, based on the proprietary small molecule INM-089, indicates potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of the retinal function. Neuroprotection in dry Aged-related Macular Degeneration (“dry AMD”) remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

InMed has also completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in treating symptoms related to Epidermolysis Bullosa (“EB”). Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cream versus the control cream alone in an exploratory clinical evaluation. The Company is also pursuing strategic partnership opportunities for INM-755 in epidermolysis bullosa and other itch-related skin conditions.

Together with BayMedica, our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With multiple manufacturing approaches, InMed has sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality, high purity Products and Product Candidates fit for their intended use. BayMedica’s commercial business specializes in the B2B commercialization of bulk rare, non-intoxicating cannabinoids as raw materials for the Health and Wellness sector that are bioidentical to those found in nature.

Recent Developments

NASDAQ Delisting Notice

As previously reported by the Company, on March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to consider all available options to regain compliance during the Extended Compliance Period, including, if necessary, effecting a reverse stock split. The Company was unable to regain compliance during the Extended Compliance Period and, on September 17, 2024, the Company received an additional notification from the Listing Qualifications Department stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of the Company’s securities pending the Panel’s discussion. On September 17, 2024, the Company submitted the hearing request to appeal (the “Appeal Request”) Nasdaq’s determination before the Panel. The hearing will take place on October 31, 2024 and it is anticipated that the Panel’s decision will follow shortly thereafter. The pendency of the Appeal Request does not have an immediate effect on the listing of our Common Shares and our Common Shares will continue to trade on Nasdaq under the symbol “INM”.

While the Company has filed the Appeal Request, there can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Common Shares on Nasdaq. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our Common Shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Shares is “penny stock,” which will require brokers trading in our Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Shares, and limited amount of news and analyst coverage of the Company. To the extent that our Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their Common Shares or obtain accurate quotations as to the market value of our Common Shares.

Renewal of ATM Program

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of our Common Shares, from time to time, in “at the market” offerings through the Agent. The Original ATM Agreement was previously filed with the Securities and Exchange Commission on April 7, 2022 on the Company’s Current Report on Form 8-K. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. Our Common Shares sold under the Amended ATM Agreement will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed on February 4, 2022 and amended on February 9, 2022, and was declared effective by the SEC on February 11, 2022. The foregoing description of the terms of the ATM Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the ATM Amendment, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024 and is incorporated herein by reference.

Appointments to the Scientific Advisory Board (“SAB”)

On September 5, 2024, the Company appointed Dr. Barry Greenberg to its Scientific Advisory Board (“SAB”). Dr. Greenberg is an Associate Professor in the Department of Neurology and Director of the Alzheimer’s Disease Translational Center at the Johns Hopkins University School of Medicine. He serves on several committees and advisory boards for NIA-funded initiatives focused on genetics, model development and clinical trials in AD, and has recently been selected as Editor-in-Chief of the journal “Alzheimer’s & Dementia: Translational Research and Clinical Interventions”

On April 18, 2024, the Company announced the addition of Dr. David G. Morgan, a renowned leader in neurodegenerative disease, to its SAB reinforcing the Company’s commitment to advancing it’s INM-901 program in the treatment of Alzheimer’s disease.

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

Additional Preclinical Data for INM-901’s Pharmacological Effects

On April 4, 2024, the Company announced additional preclinical data demonstrating INM-901’s positive pharmacological effects in the potential treatment of Alzheimer’s disease (“AD”). Several preclinical studies were conducted in well-characterized in vivo AD models demonstrating that INM-901 is a preferential signaling agonist of the CB1/CB2 receptors and impacts the PPAR signaling pathway, reduces neuroinflammation and improves neuronal function. Analysis of mRNA data supports the observations made in the previously released behavioral studies results showing improvement of locomotor activity, cognition and memory in diseased animals.

Other Personnel Matters

On February 20, 2024, Ms. Netta Jagpal joined the Company as Chief Financial Officer and Corporate Secretary. In conjunction with this appointment, Mr. Jonathan Tegge stepped down as interim Chief Financial Officer and currently holds the position of Corporate Controller.

On May 10, 2024, Ms. Alexandra D.J. Mancini, Senior Vice President, Clinical & Regulatory Affairs, provided notice to the Company and the Company’s Board of Directors of her intention to retire from her position, effective June 30, 2024. In connection with Ms. Mancini’s retirement and eventual departure, and to ensure a smooth transition, the Company retained Ms. Mancini under the terms of a Consulting Agreement (the “Consulting Agreement”), pursuant to which Ms. Mancini will provide certain consulting services to the Company for a period to be mutually agreed upon by both the Company, on the one hand, and Ms. Mancini, on the other. The foregoing description of the Consulting Agreement does not purport to be complete and is subject, and qualified by reference, to the full text of the Consulting Agreement, which has been filed as Exhibit 10.19 attached hereto.

Notice of Termination with Respect to the Technology Licensing Agreement

On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024.

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

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations (“CROs”), CDMOs and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in fiscal 2024 as compared to fiscal 2023, largely due to high start-up costs associated with the multicenter Phase 2 clinical trial in our INM-755 program during fiscal 2022. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

The Company has two operating and reportable segments based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed Pharmaceuticals (“InMed Pharma”) and BayMedica Commercial based on the information used by the CODM.

Comparison of the year ended June 30, 2024 and 2023 for InMed Segment

	Year Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	3,627	3,579	48	1%
General and administrative	4,495	4,997	(502)	(10)%
Amortization and depreciation	217	201	16	8%
Foreign exchange loss	62	48	14	29%
Total operating expenses	8,401	8,825	(424)	(5)%
Interest and other income	533	491	42	9%
Net loss	$(7,868)	$(8,334)	$466	(6)%

Research and Development and Patents Expenses

Research and development and patents expenses increased by less than $0.1 million in our InMed segment, or 1%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The increase in research and development and patents expenses was due primarily to an increase in patent fees and compensation. This was offset by a decrease in research supplies. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses decreased by $0.5 million in our InMed segment, or 10%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The decrease results primarily from a combination of changes including lower office and administrative expenses, investor relation expenses, and personnel expenses.

Foreign exchange loss

The Company’s functional currency is the US dollar and our foreign exchange loss is predominantly due to transactions with foreign currency. Foreign exchange loss increased by less than $0.1 million in our InMed segment, or 29% for the year ended June 30, 2024, as compared to the year ended June 30, 2023, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the year ended June 30, 2024 and 2023 for the BayMedica Segment

	Year Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Sales	$4,598	$4,136	$462	11%
Cost of sales	3,497	2,733	764	28%
Gross profit	1,101	1,403	(302)	(22)%

Operating expenses:
Research and development and patents	138	153	(15)	(10)%
General and administrative	756	851	(95)	(11)%
Amortization and depreciation	2	2	-	-%
Total operating expenses	896	1,006	(412)	(41)%
Interest and other income	(5)	2	(7)	(350)%
Tax expense	(7)	(13)	6	(46)%
Net Income	$193	$386	$(193)	(50)%

Sales

Sales increased by $0.5 million in our BayMedica segment, or 11%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The increase in sales results from expanded marketing efforts and increased demand in certain cannabinoid products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $0.8 million in our BayMedica segment, or 28%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The increase in cost of goods sold is primarily the result of hiring a full-time resource to support the cost of goods function, leading to higher personnel costs, as well as an increase in sales mentioned above, during the year ended June 30, 2024.

Research and Development and Patents Expenses

Research and development and patents expenses decreased by less than $0.1 million in our BayMedica segment, or 10%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The decrease in research and development and patents expenses was primarily due to research supplies. This was offset by an increase in external contractors.

General and administrative expenses

General and administrative expenses decreased by less than $0.1 million in our BayMedica segment, or 11%, for the year ended June 30, 2024 as compared to the year ended June 30, 2023. The decrease results primarily from a combination of changes including lower personnel expenses, accounting fees and, legal fees. This was offset by an increase in sales and marketing expenses.

Liquidity and Capital Resources

Since our inception, we have generated revenue from BayMedica product sales and no sales from any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of Common Shares.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $6.6 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended June 30, 2024	Year Ended June 30, 2023
Net cash (used in) operating activities	$(6,986)	$(7,283)
Net cash (used in) investing activities	(9)	(662)
Net cash provided by financing activities	4,654	10,681
Net increase (decrease) in cash and cash equivalents	$(2,341)	$2,736

Operating Activities

During the year ended June 30, 2024, we used cash in operating activities of $7.0 million, primarily resulting from our net loss of $7.7 million combined with $0.4 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the year ended June 30, 2023, we used cash in operating activities of $7.3 million, primarily resulting from our net loss of $7.9 million combined with $0.6 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

Investing Activities

During the year ended June 30, 2024, cash used in investing activities of less than $0.01 million resulted from the purchases of property and equipment.

During the year ended June 30, 2023, cash used in investing activities of $0.7 million resulted from escrow payments made to BayMedica’s historical equity and convertible debt holders and purchase of property and equipment.

Financing Activities

During the year ended June 30, 2024, cash provided by financing activities of $4.7 million consisted of $5.2 million in gross proceeds derived from the 2023 Private Placement, offset by total transaction costs of $0.5 million.

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

Through June 30, 2024, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $7.7 million and $7.9 million for the years ended June 30, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $109.1 million as of June 30, 2024.

As of the issuance date of these consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $6.6 million as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements to the end of the fourth quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations promulgated by the SEC.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2024. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the application of the going concern assumptions, determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, warrant valuations, and the assumptions used in the determination of research & development accruals. Actual results could differ from those estimates.

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

Share-based payments:

The fair value, at the grant date, of equity share awards is charged to income or loss over the period for which the benefits of employees and others providing similar services are expected to be received, generally the vesting period. The corresponding accrued entitlement is recorded in contributed surplus. The amount recognized as an expense is adjusted to reflect the number of share options expected to vest. The fair value of awards is calculated using the Black-Scholes option pricing model which considers the following factors:

●	Exercise price;

●	Current market price of the underlying shares;

●	Expected life of the award;

●	Risk-free interest rate;

●	Expected volatility; and

●	Dividend yield.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Years Ended June 30, 2024 and 2023

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

InMed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InMed Pharmaceuticals Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and negative cash flows and has an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023

New York, NY

September 27, 2024

InMed Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	June 30,	June 30,
	2024	2023
	$	$
ASSETS
Current
Cash and cash equivalents	6,571,610	8,912,517
Short-term investments	43,064	44,422
Accounts receivable (less provision for credit losses of $nil and $66,775 in June 30, 2024 and 2023, respectively)	352,838	260,399
Inventories, net	1,244,324	1,616,356
Prepaids and other current assets	477,749	498,033
Total current assets	8,689,585	11,331,727

Non-Current
Property, equipment and ROU assets, net	1,249,999	723,426
Intangible assets, net	1,783,198	1,946,279
Other assets	100,000	104,908
Total Assets	11,822,782	14,106,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,654,011	1,608,735
Current portion of lease obligations	317,797	375,713
Deferred rent	-	16,171
Total current liabilities	1,971,808	2,000,619

Non-current
Lease obligations, net of current portion	644,865	15,994
Total Liabilities	2,616,673	2,016,613
Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 8,918,956 and 3,328,191 as of June 30, 2024 and 2023, respectively, issued and outstanding	82,784,400	77,620,252
Additional paid-in capital	35,368,899	35,741,115
Accumulated deficit	(109,075,759)	(101,400,209)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	9,206,109	12,089,727
Total Liabilities and Shareholders’ Equity	11,822,782	14,106,340
Related Party Transactions (Note 13)

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in U.S. Dollars

	For the Year Ended
	June 30,
	2024	2023
	$	$

Sales	4,597,730	4,135,561
Cost of sales	3,496,817	2,732,525
Gross profit	1,100,913	1,403,036

Operating Expenses
Research and development and patents	3,765,028	3,732,056
General and administrative	5,250,715	5,847,518
Amortization and depreciation	219,600	202,249
Foreign Exchange Loss	61,921	48,175
Total operating expenses	9,297,264	9,829,998

Other Income (Expense)
Interest and other income	527,901	492,440
Loss before income tax expense	(7,668,450)	(7,934,522)

Income tax expense	(7,100)	(13,100)
Net loss for the year	(7,675,550)	(7,947,622)

Net loss per share for the year
Basic and diluted	(1.01)	(3.25)
Weighted average outstanding common shares
Basic and diluted	7,621,075	2,448,458

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2024 and 2023

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2023	3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Private placement	3,272,733	3,240,006	1,976,188	-	-	5,216,194
Share issuance costs			(562,151)			(562,151)
Exercise of pre-funded warrants	2,318,032	1,924,142	(1,923,967)	-	-	175
Loss for the period	-	-	-	(7,675,550)	-	(7,675,550)
Share-based compensation	-	-	137,714	-	-	137,714
Balance June 30, 2024	8,918,956	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2022	650,667	70,718,461	31,684,098	(93,452,587)	128,569	9,078,541
Private placement	240,000	673,748	11,326,042	-	-	11,999,790
Share issuance costs	-	(115,955)	(1,895,311)	-	-	(2,011,266)
Agents’ investment options	-	-	691,483	-	-	691,483
Exercise of pre-funded warrants	2,437,524	6,343,998	(6,343,352)	-	-	646
Loss for the period	-	-	-	(7,947,622)	-	(7,947,622)
Share-based compensation	-	-	278,155	-	-	278,155
Balance June 30, 2023	3,328,191	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2024 and 2023

Expressed in U.S. Dollars

	2024	2023
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(7,675,550)	(7,947,622)
Items not requiring cash:
Amortization and depreciation	219,600	202,249
Share-based compensation	137,714	278,155
Amortization of right-of-use assets	384,918	393,748
Interest income received on short-term investments	(1,250)	(803)
Unrealized foreign exchange loss	12,262	1,183
Inventory write-down	305,812	308,937
Credit losses	-	46,775
Changes in operating assets and liabilities:
Inventories	66,220	565,561
Prepaids and other currents assets	20,284	299,192
Other non-current assets	4,908	5,507
Accounts receivable	(92,439)	(219,147)
Accounts payable and accrued liabilities	45,282	(806,530)
Deferred rent	(16,171)	16,171
Lease obligations	(397,422)	(426,575)
Total cash used in operating activities	(6,985,832)	(7,283,199)

Investing Activities
Payment of acquisition consideration	-	(500,000)
Payment of deposit on equipment	-	(1,790)
Purchase of property and equipment	(9,293)	(160,014)
Sale of short-term investments	42,082	42,268
Purchase of short-term investments	(42,082)	(42,268)
Total cash used in investing activities	(9,293)	(661,804)

Financing Activities
Proceeds from the exercise of pre-funded warrants	175	646
Proceeds from the private placement net of issuance costs	4,654,043	10,680,008
Total cash provided by financing activities	4,654,218	10,680,654
Increase (decrease) in cash during the year	(2,340,907)	2,735,651
Cash and cash equivalents beginning of the year	8,912,517	6,176,866
Cash and cash equivalents end of the year	6,571,610	8,912,517

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$7,100	$13,100
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred investment options to its placement agent	$325,699	$691,484
Fair value of warrant modification recorded as equity issuance costs	$3,508,749	$-
Recognition of Right-of-use asset and corresponding operating lease	$968,376	$-

The accompanying notes form an integral part of these consolidated financial statements.

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s office and principal place of business is located at Suite 1445– 885 West Georgia Street, Vancouver, B.C., Canada, V6C 1B4.

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

Through June 30, 2024, the Company has funded its operations primarily with proceeds from the sale of Common Shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $7.7 million and $7.9 million for the years ended June 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of approximately $109.1 million as of June 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $6.6 million as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements to the end of the fourth quarter of calendar 2024, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In connection with the Company’s assessment of going concern considerations in accordance with Subtopic 205-40, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the three months and nine months ended March 31, 2024, we adopted a change in presentation on our consolidated statements of operations in order to include foreign exchange loss in operating expenses. The Company has adopted ASU 2023-07 - Improvements to Reportable Segment Disclosures which has required prior period to reflect the change in presentation. Refer to discussion on Recent Accounting Pronouncements below.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the application of the going concern assumptions, determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, warrant valuations, and the assumptions used in the determination of research & development accruals.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of June 30, 2024 and 2023, the Company holds $1,939,482 and $1,478,487 respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

Short-term Investments

Short-term investments include fixed and variable rate guaranteed investment certificates, with terms greater than three months and less than twelve months. Due to the short-term nature of these investments the fair value of the investments approximates the current value. Guaranteed investment certificates are convertible to known amounts of cash and are subject to an insignificant risk of change in value.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of any credit losses. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were $0 and $66,775 as at June 30, 2024 and 2023 respectively. We had $66,775 and $0 of write-offs during the year ended June 30, 2024 and 2023, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (CDIC) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of June 30, 2024, was $2.4 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

As of June 30, 2024, we had five customers with an accounts receivable balance representing 32%, 20%, 15%,15% and 14% of total accounts receivable.

For the year ended June 30, 2024, the Company had five customers that accounted for 34%, 18%, 14%, 12% and 10% of revenue. For the year ended June 30, 2023, the Company had four customers that accounted for 22%, 17%, 16% and 11% of revenue.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of June 30, 2024, the Company has $103,434 as a valuation allowance to reduce weighted average cost to net realizable value. As of June 30, 2023, the Company has $93,820 as a valuation allowance to reduce weighted average cost to net realizable value. During the year ended June 30, 2024 and 2023 the Company record an inventory write-down due to net realizable value of $103,136 and $308,937 respectively. During the year ended June 30, 2024 and 2023 the Company record an inventory write-down due to obsolescence of $208,737 and $nil, respectively.

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

●	Computer equipment — 5 years

●	Lab equipment — 6 - 10 years

●	Furnishings — 5 years

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

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. There is no impairment loss during the years ended June 30, 2024 and 2023.

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

Fair Value Measurements

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

Short-term investments are subsequently recorded at cost plus accrued interest, which approximates fair value due to short-term nature. Accounts receivable are reported at outstanding amounts, net of credit losses.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2024 and 2023 due to their immediate or short-term maturities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2024, and June 30, 2023, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2024, and 2023, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2024, 2023, 2022, and 2021 United States and Canadian tax returns remain subject to examination by their respective taxing authorities. Neither of the Company’s tax returns are currently under examination.

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

Revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are generally recognized at a point in time. The Company recognizes revenue when control over the products has been transferred to the customer and the Company has a present right to payment. Sales and other taxes that are required to be remitted to regulatory authorities are recorded as liabilities and excluded from sales. Limited rights of return, for claims of damaged or non-compliant products, exist with the Company’s customers.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. The Company has 694,017 pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	Year ended June 30,
	2024	2023
Options	674,473	102,642
Warrants	10,192,044	3,516,529
	10,866,517	3,619,171

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

Segment reporting

The Company’s operations consist of two operating and reportable segments, the InMed Pharma segment and the BayMedica Commercial segment.

The InMed Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the BayMedica Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry (See Note 11).

Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The lease liability is initially measured as the present value of future lease payments excluding payments made at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The lease liability is measured at amortized cost using the effective interest method. It is re-measured when there is a change in future lease payments arising from a change in an index or rate, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension, or termination option. When the lease liability is re-measured in this way, a corresponding adjustment is made to the carrying amount of the right-of-use asset or is recorded in profit or loss if the carrying amount of the right-of-use asset has been reduced to nil.

The Company has lease arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for all of its asset classes.

The Company has elected to apply the practical expedient to exclude initial direct costs such as annual operating costs from the measurement of the right-of-use asset at the date of initial application. The Company has elected to apply the practical expedient not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases is recognized as an expense on a straight-line basis over the lease term.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU and expects to include updated income tax disclosures in its fiscal year 2026.

3.	INVENTORIES

Inventories consisted of the following:

	June 30, 2024	June 30, 2023
	$	$

Raw materials	372,695	208,737
Work in process	30,817	514,113
Finished goods	840,812	893,506
Inventories	1,244,324	1,616,356

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. During the year ended June 30, 2024 and 2023, the write-down of inventories to net realizable value was $9,614 and $308,937 respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of June 30, 2024 and 2023, the Company has $103,434 and $93,820 respectively as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	June 30, 2024	June 30, 2023
	$	$

Right-of-Use Assets (leases)	2,135,811	1,167,436
Equipment	429,090	440,902
Furnishing	40,409	40,409
Property and equipment	2,605,310	1,648,747
Less: accumulated depreciation and amortization	(1,355,311)	(925,321)
Property, equipment and ROU assets, net	1,249,999	723,426

Depreciation expense on computer equipment, lab equipment and furnishing for the year ended June 30, 2024 and 2023, was $47,742 and $39,613 respectively and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the year ended June 30, 2024 and 2023, was $384,918 and $369,239 respectively and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Companies intangible assets:

	June 30, 2024	June 30, 2023
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,144,222)	(981,141)
Intangible assets, net	1,783,198	1,946,279

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at June 30, 2024, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the year ended June 30, 2024 and 2023 was $171,858 and $159,228 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending June 30,	$

2024	162,746
2025	162,746
2026	162,746
2027	162,746
2028	162,746
Thereafter	969,468
Total	1,783,198

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2024	June 30, 2023
	$	$

Trade payables	626,190	544,179
Accrued research and development expenses	242,066	164,587
Inventory related accruals	41,004	-
Employee compensation, benefits and related accruals	488,278	542,305
Accrued general and administrative expenses	256,473	357,664
Accounts payable and accrued liabilities	1,654,011	1,608,735

7.	SHARE CAPITAL AND RESERVES

Authorized

As of June 30, 2024, the Company’s authorized share structure consisted of: (i) an unlimited number of common shares without par value; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of June 30, 2024 and 2023.

The Company may, from time to time, issue preferred shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of common shares.

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), pursuant to which the Company may offer and sell shares of the Company’s common shares, no par value per share (the “Common Shares”), from time to time, in “at the market” offerings through the Agent. The Original ATM Agreement was previously filed with the Securities and Exchange Commission on April 7, 2022 on the Company’s Current Report on Form 8-K. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent.

On October 24, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) with two accredited institutional investors (the “Accredited Institutional Investors”) for the sale (the “2023 Private Placement”) of 3,012,049 pre-funded warrants of the Company’s common shares at a purchase price of $0.83 per share. The pre-funded warrants have an exercise price of $0.0001 and do not have an expiration date. The pre-funded warrants had a fair value of $1,248,376 at the time of issuance. As of June 30, 2024, there were 694,017 pre-funded warrants outstanding. In addition, the Company agreed, as part of the 2023 Private Placement, to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 3,012,049 common shares. These preferred investment options have an exercise price of $0.83 and have a term of 5.5 years from issuance. The preferred investment options had a fair value of $1,251,449 at the time of their issuance.

Concurrently with the Company’s entry into the 2023 Securities Purchase Agreement, the Company also entered into an inducement offer letter agreement (the “Inducement Offer Letter”) with the holders of existing preferred investment options (the “Existing Holders”) to purchase up to an aggregate of 3,272,733 common shares issued to the Existing Holders on November 21, 2022. Pursuant to the Inducement Offer Letter, the Existing Holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 3,272,733 common shares (at a reduced exercise price of $0.83 per share) in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 6,545,466 shares of the Company’s common shares at an exercise price of $0.83 per share). Due to ownership limitations, the Accredited Institutional Investors had 1,796,552 common shares held in abeyance as of the closing of the 2023 Private Placement. The abeyance shares had a fair value of $1,491,138 and the common shares issued had a fair value of $1,225,230 on their respective issuance date. As of June 30, 2024, the Accredited Institutional Investors had drawn down 1,796,552 abeyance shares.

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

In connection with the September 13, 2022, private placement the company issued 1,382,490 warrants. These warrants were issued with an exercise price of $8.44 per share, were immediately exercisable upon issuance, and expire 7 years following the date of issuance. On November 21, 2022, these preferred investment options were surrendered to the Company for cancellation.

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

In connection with the November 21, 2022, private placement the company issued 3,272,733 warrants. These warrants were issued with an exercise price of $3.044 per share, were immediately exercisable upon issuance, and expire 7 years following the date of issuance. The allocated value of these investment options was recorded in additional paid-in capital.

Common Share Warrants

The assumptions used in the Black-Scholes model to value the new warrants issued during the years ended June 30, 2024 and 2023, are set forth in the table immediately below.

June 30, 2024
Exercise price	$0.83 – 1.04
Risk-free interest rate	4.82%
Volatility	109 – 111%
Expected life (years)	5.0 – 5.5
Dividend yield	$0%

June 30, 2023
Exercise price	$3.04 – 8.44
Risk-free interest rate	2.92 – 3.12%
Volatility	114 - 117%
Expected life (years)	7 Years
Dividend yield	$0%

The assumptions used in the Black-Scholes model to value the modification of warrants issued during the year ended June 30, 2024, are set forth in the table immediately below.

2024
Exercise price	$0.83 – 3.04
Risk-free interest rate	0.56 – 4.82%
Volatility	109 – 614%
Expected life (years)	0 – 6.8
Dividend yield	$0%

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2022	505,128	$31.92
Granted	4,818,336	4.69
Expired / Cancelled Exercised	(1,806,935)	10.75
Exercised	-	-
Balance as at June 30, 2023	3,516,529	$5.37
Warrants Granted	12,978,075	0.64
Exercised	(5,590,765)	0.49
Expire/Cancelled	(17,778)	18.50
Warrants Outstanding at June 30, 2024	10,886,061	$1.06

Warrants Exercisable at June 30, 2024	10,886,061	$1.06

As of June 30, 2024 and 2023, the warrants exercisable and outstanding have an intrinsic value of $184,539 and $0 respectively with a weighted average remaining life of 4 years and 6 years respectively.

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

As of June 30, 2024 and 2023, there were 179,293 and 51,633 options, respectively, immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

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

On August 10, 2022, the Company issued 560 options to a member of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $9.75 with a term of five years. The options vest 1 year from issuance.

On December 16, 2022, the Company issued 57,800 options to its employees and consultants pursuant to the Plan. The options have an exercise price of $1.32 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 16, 2023, the Company additionally issued 3,360 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $1.32 with a term of five years. The options vest on the earlier of (i) December 16, 2023 or (ii) immediately prior to the next Annual General Meeting.

The assumptions used in the Black-Scholes model during the years ended June 30, 2024 and 2023, are set forth in the table immediately below:

June 30, 2024
Exercise price	$0.37
Risk-free interest rate	3.95 - 4.30%
Volatility	116 - 203%
Expected life (years)	3.5 - 3.6
Dividend yield	$0%

June 30, 2023
Exercise price	$1.78 – 9.75
Risk-free interest rate	3.37 - 3.77%
Volatility	92 - 125%
Expected life (years)	3.1 - 5
Dividend yield	$0%

The following is a summary of changes in outstanding options from July 1, 2022 to June 30, 2024:

	Number	Weighted Average Exercise Price

Balance as at July 1, 2022	55,603	$128.59
Granted	61,720	1.85
Expired/Forfeited	(14,681)	267.13
Balance as at June 30, 2023	102,642	31.28
Granted	580,400	0.37
Expired/Forfeited	(8,569)	164.34
Balance as at June 30, 2024	674,473	$2.89

June 30, 2023:
Vested and exercisable	51,067	$57.44
Unvested	51,575	$5.38

June 30, 2024:
Vested and exercisable	112,920	$14.90
Unvested	561,553	$0.4

Total expenses arising from share-based payment transactions recognized during the years ended June 30, 2024 and 2023 were $137,714 and $278,154, respectively, of which $80,513 and $162,200, respectively, was allocated to general and administrative expenses, $56,408 and $115,954, respectively, was allocated to research and development expenses, and $793 and $0, respectively, was allocated to Cost of Goods sold.

Unrecognized compensation cost at June 30, 2024 related to unvested options was $107,586 which will be recognized over a weighted-average vesting period of approximately 1.38 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	June 30, 2024
$

Year 1	364,887
Year 2	366,753
Year 3	313,231
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities(1)	1,044,871
Less: imputed interest	(82,209)
Present value of lease liabilities	962,662

Less: Current portion of lease liabilities	(317,797)
Non-current portion of lease liabilities	(644,865)

In July 2019, InMed entered into a facility lease agreement for approximately 4,000 square feet of office space in Vancouver, BC, which served as our corporate headquarters until August 2024, when the lease expired. The Company did not take the option to renew for an additional three-year period. Subsequent to June 30 2024, the Company entered into a lease agreement for new office space. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,295,759 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a right-of-use asset and corresponding operating lease liability of $953,935.

10.	INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% to the tax expense:

	2024	2023
	$	$
US net loss before taxes	(1,756,965)	(1,212,372)
Canada net loss before tax	(5,911,485)	(6,735,250)
Net loss before taxes	(7,668,450)	(7,947,622)

Income tax expense (recovery) at the statutory rate	(1,966,981)	(2,073,116)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	1,625,998	2,532,867
State taxes	(21,942)	9,638
Permanent differences	39,252	76,605
True up to the return	(303,595)	-
State Rate Change	2,949	-
Foreign exchange differences	618,907	417,194
Share issuance cost capitalized in equity	(123,415)	(553,877)
Other	135,927	(396,211)
Income tax expense (recovery)	7,100	13,100

As of June 30, 2024, the Company has non-capital loss carry-forwards of approximately $72,724,671 (June 30, 2023 - $67,875,659) available to offset future taxable income in Canada. These non-capital loss carryforwards begin to expire in 2026. As of June 30, 2024, the Company has US Federal net operating losses of $7,451,316 and state net operating losses of $3,689,190. The US Federal NOLs have an indefinite carryforward period, and the state NOLs begin to expire in 2042.

Deferred tax assets and liabilities are as follows:

	2024	2023
	$	$
Non-capital losses	21,501,476	19,490,270
Financing costs	861,867	1,265,542
Accrued expenses	12,831	11,638
Intangible assets, net	146,193	131,714
Tax credits	241,270	241,270
Lease liability	164,288	98,827
	22,927,925	21,239,261
Property and equipment, net	(116,231)	(119,889)
Lease obligations	(157,701)	(91,377)
	(273,932)	(211,266)
Net deferred tax asset	22,653,993	21,027,995
Valuation allowance	(22,653,993)	(21,027,995)
	-	-

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2021.

The Company is subject to taxation at the federal, state, and local levels in the United States and Canada.

11.	SEGMENT INFORMATION

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be InMed Pharmaceuticals (‘InMed Pharma’) and BayMedica Commercial based on the information used by the CODM. As such, the pharmaceutical related research and development carried out at BayMedica is included with the InMed Pharma segment. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The InMed Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the BayMedica Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the InMed Pharma segment as of June 30, 2024 and 2023 are $9.2 million and $11.2 million, respectively. Total assets as of June 30, 2024 and 2023, held in the BayMedica segment are $2.6 million and $2.9 million, respectively.

The following table presents information about the Company’s reportable segments for the year ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024			2023
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	4,597,730	4,597,730	-	4,135,561	4,135,561
Cost of sales	-	(3,496,817)	(3,496,817)	-	(2,732,525)	(2,732,525)
Operating expenses	(8,400,411)	(896,853)	(9,297,264)	(8,824,275)	(1,005,723)	(9,829,998)
Other income (expense)	532,782	(4,881)	527,901	490,753	1,687	492,440
(Loss) income before income taxes	(7,867,629)	199,179	(7,668,450)	(8,333,522)	399,000	(7,934,522)
Unrestricted cash	5,669,113	902,497	6,571,610	8,036,714	875,803	8,912,517

12.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of June 30, 2024, the Company is committed for contract research services and materials at a cost of approximately $1.5 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2024, the Company is committed for contract materials and equipment at a cost of approximately $0.7 million, expected to occur in the twelve months following June 30, 2024.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of June 30, 2024, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one year terms, of $43,064 and $44,422 as of June 30, 2024 and 2023 respectively, that are pledged as security for a corporate credit card.

In addition to the foregoing, the Company has entered into certain agreements in the ordinary course of operations that may include indemnification provisions, which are common in such agreements. In some cases, the maximum amount of potential future indemnification is unlimited; however, the Company currently holds commercial general liability insurance. This insurance may limit the Company’s overall liability and may enable the Company to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements, and it believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Pursuant to a certain Technology Licensing Agreement, dated as of March 11, 2021, between the Company and EyeCRO, the Company is committed to issue, subject to regulatory approval, up to 700 warrants to purchase 700 Common Shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of our Common Shares prior to each milestone achievement and the warrants will be exercisable for a period of three years from the issuance date. On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024 (see Note 14 – Subsequent Events).

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

On July 18, 2024, BayMedica received a letter from the Licensor alleging breach of the Patent License Agreement and asserting monies due thereunder. On August 7, 2024, BayMedica responded asserting that the counterparty’s interpretation of the Agreement is incorrect again and that BayMedica does not owe any funds under the Agreement.

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

13.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRF”). During the years ended June 30, 2024 and 2023, NRF rendered legal services in the amount of $226,793 and $634,208, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were provided by Ms. Grove directly.

14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the matters described below.

On September 17, 2024, the Company received a notification (the “Delisting Notice”) from the Nasdaq Listing Qualifications Department stating that due to the deficiency in the Company’s compliance with Listing Rule 5550(a)(2) which required the Company to maintain a bid price of its listed securities over $1 for 30 consecutive days, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of the Company’s securities pending the Panel’s discussion. On September 17, 2024, the Company submitted the hearing request to appeal (the “Appeal Request”) Nasdaq’s determination before the Panel. The hearing will take place on October 31, 2024 and it is anticipated that the Panel’s decision will follow shortly thereafter. The pendency of the Appeal Request does not have an immediate effect on the listing of our Common Shares and our Common Shares will continue to trade on Nasdaq under the symbol “INM”. While the Company has filed the Appeal Request, there can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Common Shares on Nasdaq. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our Common Shares. See Item 1A. “Risk Factors” of this Annual Report, including the risk that “any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions,” for further information regarding the risks pertaining to the Delisting Notice and the Appeal Request.

Refer to note 9 – Lease Obligations with reference to a new lease agreement.

Refer to note 12 - Commitments and Contingencies with reference to the Patent License Agreement.

Under the Amended ATM Agreement, the Company issued 3,727,272 Common Shares for gross proceeds of $1,030,000 during the period of July 11, 2024 through July 29, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of June 30, 2024 was effective. The material weakness in the Company’s internal control over financial reporting for year ended June 30, 2023 has been remediated.

Remediation of Previously Reported Material Weakness

In connection with the audit of our consolidated financial statements as of and for the year ended June 30, 2023, our management identified a material weakness in the Company’s internal control over financial reporting, primarily the result of inadequate resources required to respond to financial reporting matters other than in the normal course of business. The material weakness was attributable to a lack of personnel and inadequate controls around segregation of duties in the accounting department resulting from employee turnover.

Management implemented a remediation plan to address the root cause that contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting environment. Management engaged a third party that provides accounting and financial reporting services to provide a resource to serve as interim CFO to replace our former VP of Accounting and Controller, until a CFO could be hired. During the year, the Company hired a CFO and continued to retain the services of the interim CFO in the capacity of Corporate Controller. Both individuals have the requisite technical accounting knowledge. Furthermore, management also implemented review controls and processes to provide oversight over the Company’s period-end close and reporting processes. Management engaged a third party consultant to review and test its internal control processes. Once the applicable remedial controls operated for a sufficient period of time, they were tested and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the actions we have taken to remediate the material weakness described above for the financial year ended June 30, 2023 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement (the “2024 Proxy Statement”) for our 2024 Annual Meeting of Stockholders within 120 days after the end of our 2024 fiscal year pursuant to Regulation 14A of the Exchange Act. If the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

The Company’s Board of Directors has adopted a clawback policy in order to comply with U.S. federal securities laws and the listing requirements of Nasdaq. As such, we have adopted a clawback policy in which we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event we restate our financial statements under certain circumstances. The clawback policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement, and any other former Section 16 officer or other employee who contributed to the need for such restatement. A copy of the clawback policy has been filed as Exhibit 97.1 to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Marcum LLP PCAOB Auditor ID 688. The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Marcum LLP are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Amended and Restated Agreement and Plan of Reorganization, dated as of October 13, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021).
3.1	Amended and Restated Articles of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
4.1	Form of Specific Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2020).
4.3	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.5	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
4.6	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.9	Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.11	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.12	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.13*	Description of Securities of InMed Pharmaceuticals Inc.
10.1†	InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).

10.2†	Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.3	Registration Rights Agreement, dated February 5, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).
10.4	Registration Rights Agreement, dated June 28, 2021, between InMed Pharmaceuticals Inc. and several purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
10.5	Registration Rights Agreement, dated June 1, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
10.6	Registration Rights Agreement, dated September 9, 2022, between InMed Pharmaceuticals Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
10.7†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.8†	Amendment dated July 11, 2022 to Eric Adams’ Employment Agreement dated 1 March 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.9†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.10†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Alexandra Mancini and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.11†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Bruce S. Colwill and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.12†	Employment Agreement dated July 15, 2022, between InMed Pharmaceuticals Inc. and Michael Woudenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
10.13†	Consulting Agreement dated as of April 1, 2022, between InMed Pharmaceuticals Inc. and Brenda Edwards.
10.14†	Form of InMed Pharmaceuticals Inc. Indemnification Agreement entered into with each member of the board of directors and Chief Financial Officer (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2021)
10.15	Office Premises Lease, dated January 14, 2019, between InMed Pharmaceuticals Inc. and 815 West Hastings Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
10.16	Form of Amendment of Purchase Agreement and Common Stock Purchase Warrant, dated March 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2022).
10.17	At the Market Offering Agreement dated April 7, 2022 by and between InMed Pharmaceuticals Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.18	Amendment No. 1, dated June 27, 2024, to the At the Market Offering Agreement dated April 7, 2022 by and between InMed Pharmaceuticals Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.19*	Consulting Agreement, dated as of May 17, 2024, between the Company and Alexandra D. J. Mancini, d.b.a True North Synergy Inc
10.20*	Scientific Advisory Board Consulting Agreement, dated as of September 4, 2024, between the Company and Barry Greenberg, Ph.D.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 27, 2024	By:	/s/ Netta Jagpal
Netta Jagpal
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 27, 2024
Eric A. Adams	(Principal Executive Officer)

/s/ Netta Jagpal	Interim Chief Financial Officer	September 27, 2024
Netta Jagpal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director	September 27, 2024
Andrew Hull	(Chairman to the Board of Directors)

/s/ Janet Grove	Director	September 27, 2024
Janet Grove

/s/ Bryan Baldasare	Director	September 27, 2024
Bryan Baldasare

/s/ Nicole Lemerond	Director	September 27, 2024
Nicole Lemerond