Form 10-Q
period 2024-09-30
InMed Pharmaceuticals Inc.
filed 2024-11-14
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1445 - 885 W. Georgia Street, Vancouver, B.C. Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	INM	The Nasdaq Stock Market LLC

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

As of November 14, 2024, the registrant had 718,032 common shares, without par value, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

●	Our failure to satisfy any applicable listing standards, including compliance with Nasdaq’s minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2), and the actual or threatened delisting of our securities by Nasdaq;

●	The efficacy of the Company’s Reverse Stock Split which was effected by the Company on November 14, 2024, including its direct and indirect impact on the liquidity of the Company’s common shares, no par value, and the ability of the Common Shares to trade above $1.00 for ten consecutive trading days on Nasdaq;

●	The Company’s ability to stem operating losses and the Company’s ability to obtain additional financing to fund its operations;

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio;

●	The Company’s ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. InMed has created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it will be commercial-scale ready after Phase 2 clinical trials are completed, after which time we may no longer need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

ii

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk; and

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under IA. “Risk Factors” in our Form 10-K for the year ended June 30, 2024, which was filed with the SEC on September 30, 2024 (the “2024 Annual Report”), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

iii

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2024 and 2023

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2024

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30,	June 30,
	2024	2024
	Unaudited
	$	$
ASSETS
Current
Cash and cash equivalents	5,583,039	6,571,610
Short-term investments	43,203	43,064
Accounts receivable (less provision for credit losses of $nil and $66,775 in September 30, 2024 and June 30, 2024, respectively)	284,695	352,838
Inventories, net	1,220,073	1,244,324
Prepaids and other current assets	148,882	477,749
Total current assets	7,279,892	8,689,585

Non-Current
Property, equipment and right-of-use (“ROU”) assets, net	1,343,009	1,249,999
Intangible assets, net	1,742,205	1,783,198
Other assets	100,000	100,000
Total Assets	10,465,106	11,822,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,011,619	1,654,011
Current portion of lease obligations	424,260	317,797
Total current liabilities	1,435,879	1,971,808

Non-current
Lease obligations, net of current portion	633,783	644,865
Total Liabilities	2,069,662	2,616,673
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common Shares, no par value, unlimited authorized shares: 667,013 and 445,948, as of September 30, 2024 and June 30, 2024, respectively, issued and outstanding	84,198,673	82,784,400
Additional paid-in capital	34,821,829	35,368,899
Accumulated deficit	(110,753,627)	(109,075,759)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	8,395,444	9,206,109
Total Liabilities and Shareholders’ Equity	10,465,106	11,822,782

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

Expressed in U.S. Dollars

	For the Three Months Ended
	September 30,
	2024	2023
	$	$

Sales	1,264,638	901,862
Cost of sales	771,225	880,620
Gross profit	493,413	21,242

Operating Expenses
Research and development and patents	771,180	1,292,093
General and administrative	1,421,926	1,298,731
Amortization and depreciation	54,579	54,832
Foreign Exchange (Gain) Loss	(19,310)	48,457
Total operating expenses	2,228,375	2,694,113

Other Income (Expense)
Interest and other income	57,094	136,043
Loss before income tax expense	(1,677,868)	(2,536,828)

Income tax expense	-	-
Net loss	(1,677,868)	(2,536,828)

Net loss per share
Basic and diluted	(2.71)	(15.24)
Weighted average outstanding Common Shares
Basic and diluted	620,127	166,410

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY UNAUDITED

For the Three Months ended September 30, 2024 and 2023

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,948	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Private placement	186,364	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,701	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	667,013	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2023	166,410	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Net loss	-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	-	-	25,191	-	-	25,191
Balance September 30, 2023	166,410	77,620,252	35,766,306	(103,937,037)	128,569	(9,578,090)

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

For the Three Months ended September 30, 2024 and 2023

Expressed in U.S. Dollars

	For the Three Months Ended
	September 30,
	2024	2023
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(1,677,868)	(2,536,828)
Items not requiring cash:
Amortization and depreciation	54,579	54,832
Share-based compensation	28,964	25,191
Amortization of ROU assets	90,401	94,532
Interest income received on short-term investments	(519)	(538)
Unrealized foreign exchange loss	5,270	2,018
Inventory write-down	-	92,930
Changes in operating assets and liabilities:
Inventories	24,251	390,329
Prepaids and other currents assets	328,867	283,018
Other non-current assets	-	3,118
Accounts receivable	68,143	94,549
Accounts payable and accrued liabilities	(642,392)	(562,484)
Deferred rent	-	(16,171)
Lease obligations	(106,506)	(98,709)
Total cash used in operating activities	(1,826,810)	(2,174,213)

Investing Activities
Sale of short-term investments	21,324	21,317
Purchase of short-term investments	(21,324)	(21,317)
Total cash used in investing activities	-	-

Financing Activities
Proceeds from the private placement	1,030,063	-
Private placement issuance costs	(191,824)	-
Total cash provided by financing activities	838,239	-
Decrease in cash during the period	(988,571)	(2,174,213)
Cash and cash equivalents beginning of the period	6,571,610	8,912,517
Cash and cash equivalents end of the period	5,583,039	6,738,304

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of ROU asset and corresponding operating lease liability	$187,223	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

Through September 30, 2024, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares, no par value per share (the “Common Shares”). The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $1.7 and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of approximately $110.8 million as of September 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects its cash, cash equivalents and short-term investments of $5.6 million as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of the first quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the ‘health & wellness’ sector as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

In connection with the Company’s assessment of going concern considerations in accordance with Subtopic 205-40, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these condensed consolidated financial statements. These unaudited condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information.

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2024.

On November 14, 2024, the Company effected a reverse stock split of the Company’s issued and outstanding Common Shares, by a ratio of 20-to-1 (the “Reverse Stock Split”). Accordingly, all Common Shares, stock options, warrants, as well as per share information, for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this Reverse Stock Split.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the year ended June 30, 2024, the Company adopted ASU 2023-07 - Improvements to Reportable Segment Disclosures which has required prior periods to reflect the change in presentation. Refer to discussion on Recent Accounting Pronouncements below.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these unaudited condensed consolidated financial statements are the application of the going concern assumptions, determining the fair value of share-based payments, income tax provisions, write-down of inventories to net realizable value, and the assumptions used in the determination of research & development accruals.

Actual results could differ from those estimates.

Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including subsidiaries: InMed Pharmaceutical Ltd;, BayMedica, LLC; Biogen Sciences Inc.; and Sweetnam Consulting Inc. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these condensed consolidated financial statements.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These unaudited condensed consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of September 30, 2024 and June 30, 2024, the Company held $1,964,203 and $1,939,482, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of September 30, 2024 was $1.6 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

As of September 30, 2024, the Company had four customers with an accounts receivable balance representing 25%, 23%, 22%, and 20% of total accounts receivable. As of June 30, 2024, we had five customers with an accounts receivable balance representing 32%, 20%, 15%,15% and 14% of total accounts receivable.

For the three months ended September 30, 2024, the Company had four customers that accounted for 22%, 20%, 18%, and 15% of revenue. For the three months ended September 30, 2023, the Company had three customers that accounted for 34%, 20%, and 11% of revenue.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of September 30, 2024 and June 30, 2024, the Company had $103,434 as a valuation allowance to reduce weighted average cost to net realizable value. During the three months ended September 30, 2024 and 2023, the Company recorded an inventory write-down due to net realizable value of $0 and $92,930, respectively.

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

The ROU assets are initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The assets are amortized to the earlier of the end of the useful life of the ROU asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the ROU assets are periodically reduced by impairment losses, if any, and adjusted for certain re-measurements of the lease liability (see Note 2 Lease (i)).

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. There was no impairment loss during the three months ended September 30, 2024 and 2023.

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

Fair Value Measurements

Financial Assets

Financial assets are initially recognized at fair value, plus transaction costs that are directly attributable to their acquisition or issue and subsequently carried at amortized cost, using the effective interest rate method, less any impairment losses. No financial assets are elected to be carried at fair value through profit or loss, or where changes in fair value are recognized in these consolidated statements of operations and comprehensive loss in other comprehensive loss.

Short-term investments are subsequently recorded at cost plus accrued interest, which approximates fair value due to their short-term nature. Accounts receivable are reported at outstanding amounts, net of credit losses.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at September 30 2024 and June 30, 2024 due to their immediate or short-term maturities.

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

Revenues within the scope of ASC 606 do not include material amounts of variable consideration. Customer payments are generally due in advance of when control is transferred to the customer. Some of our larger customers are eligible for payment terms up to ‘net 30 days’.

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

Earnings (Loss) Per Share

Basic earnings (loss) per Common Share (“EPS”) is computed by dividing the net income or loss applicable to Common Shares by the weighted average number of Common Shares outstanding for the relevant period. Diluted earnings (loss) per Common Share (“Diluted EPS”) is computed by dividing the net income or loss applicable to Common Shares by the sum of the weighted average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into Common Shares is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential Common Shares that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of September 30,
	2024	2023
Options	33,724	5,107
Warrants	509,602	175,826
	543,326	180,933

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

The valuation methodology used to determine the fair value of the options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions, including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Shares and does not intend to pay dividends on its Common Shares in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

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

Segment reporting

The Company’s operations consist of two operating and reportable segments, the “InMed Pharma” segment and the “BayMedica Commercial” segment.

The “InMed Pharma” segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the “BayMedica Commercial” segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry (See Note 10).

Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The lease liability is initially measured as the present value of future lease payments excluding payments made at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The lease liability is measured at amortized cost using the effective interest method. It is re-measured when there is a change in future lease payments arising from a change in an index or rate, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension, or termination option. When the lease liability is re-measured in this way, a corresponding adjustment is made to the carrying amount of the ROU asset or is recorded in profit or loss if the carrying amount of the ROU asset has been reduced to nil.

The Company has lease arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for all of its asset classes.

The Company has elected to apply the practical expedient to exclude initial direct costs such as annual operating costs from the measurement of the ROU asset at the date of initial application. The Company has elected to apply the practical expedient not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases is recognized as an expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these unaudited condensed consolidated financial statements as a result of future adoption.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU and expects to include updated income tax disclosures in its fiscal year 2026.

3.	INVENTORIES

Inventories consisted of the following:

	September 30, 2024	June 30, 2024
	$	$

Raw materials	274,445	372,695
Work in process	18,446	30,817
Finished goods	927,182	840,812
Inventories	1,220,073	1,244,324

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	September 30, 2024	June 30, 2024
	$	$

ROU Assets (leases)	1,901,692	2,135,811
Equipment	429,092	429,090
Furnishings	40,409	40,409
Property and equipment	2,371,193	2,605,310
Less: accumulated depreciation and amortization	(1,028,184)	(1,355,311)
Property, equipment and ROU assets, net	1,343,009	1,249,999

Depreciation expense on computer equipment, lab equipment and furnishing for the three months ended September 30, 2024 and 2023, was $13,586 and $13,839, respectively, and was recorded in general and administrative expenses. Amortization expense related to the ROU assets for the three months ended September 30, 2024 and 2023, was $90,401 and $94,532, respectively, and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Companies intangible assets:

	September 30, 2024	June 30, 2024
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,185,215)	(1,144,222)
Intangible assets, net	1,742,205	1,783,198

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at September 30, 2024, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the three months ended September 30, 2024 and 2023 was $40,993 and $40,993 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending September 30,	$

2025	162,746
2026	162,746
2027	162,746
2028	162,746
2029	162,746
Thereafter	928,475
Total	1,742,205

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2024	June 30, 2024
	$	$

Trade payables	448,995	626,190
Accrued research and development expenses	238,412	242,066
Inventory related accruals	2,000	41,004
Employee compensation, benefits and related accruals	236,691	488,278
Accrued general and administrative expenses	85,521	256,473
Accounts payable and accrued liabilities	1,011,619	1,654,011

7.	SHARE CAPITAL AND RESERVES

Authorized

As of September 30, 2024, the Company’s authorized share structure consisted of: (i) an unlimited number of Common Shares; and (ii) an unlimited number of preferred shares without par value. No preferred shares were issued and outstanding as of September 30, 2024 and June 30, 2024.

The Company may, from time to time, issue preferred shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), pursuant to which the Company may offer and sell Common Shares, from time to time, in “at the market” offerings through the Agent. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. During the three months ended September 30, 2024, the Company issued 186,364 Common Shares for gross proceeds of approximately $1.0 million. This amount has been offset by financing fees of approximately $192,000.

Common Share Warrants

The Company did not grant any warrants during the three months ended September 30, 2024.

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at June 30, 2024	544,303	$20.40
Warrants Granted	-	-
Exercised	(34,701)	-
Expire/Cancelled	-	-
Warrants Outstanding as at September 30, 2024	509,602	$22.60

Warrants Exercisable as at September 30, 2024	509,602	$22.60

As of September 30, 2024 and June 30, 2024, the warrants exercisable and outstanding have an intrinsic value of $nil and $184,539, respectively, with a weighted average remaining life of 4 years and 6 years, respectively.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may, from time to time, in its discretion and in accordance with applicable regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase Common Shares, provided that the number of Common Shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding Common Shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the Plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 19, 2023, the Company’s Board of Directors approved the reservation of an additional 35,000 Common Shares under the Plan.

As of each of September 30, 2024 and June 30, 2024, there were 34,224 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

The Company did not grant any stock options during the three months ended September 30, 2024.

As of September 30, 2024 the Company had 10,804 vested and exercisable options with a weighted average exercise price of $163.00 and 22,919 unvested options with a weighted average exercise price of $8.40

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2024 and 2023 were $28,964 and $25,191, respectively, of which $17,564 and $15,431, respectively, was allocated to general and administrative expenses, $11,180 and $9,761, respectively, was allocated to research and development expenses, and $220 and $0, respectively, was allocated to Cost of Goods sold.

Unrecognized compensation cost as at September 30, 2024 (which related to unvested options) was $78,685, which will be recognized over a weighted-average vesting period of approximately 1.3 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2024
$

Year 1	469,668
Year 2	453,191
Year 3	219,261
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities(1)	1,142,120
Less: imputed interest	(84,077)
Present value of lease liabilities	1,058,043

Less: Current portion of lease liabilities	(424,260)
Non-current portion of lease liabilities	633,783

On July 29, 2024, the Company entered into a lease agreement for new office space. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement. The Company used an incremental borrowing rate of 7% and recognized a ROU asset and corresponding operating lease liability of $205,201.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,295,759 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a ROU asset and corresponding operating lease liability of $953,935.

10.	SEGMENT INFORMATION

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be ‘InMed Pharma’ and ‘BayMedica Commercial’ based on the information used by the CODM. As such, the pharmaceutical-related research and development carried out at BayMedica is included with the ‘InMed Pharma’ segment. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The ‘InMed Pharma’ segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the ‘BayMedica Commercial’ segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the ‘InMed Pharma’ segment as of September 30, 2024 and June 30, 2024 were $7.6 million and $9.2 million, respectively. Total assets as of September 30, 2024 and June 30, 2024, held in the ‘BayMedica Commercial’ segment were $2.8 million and $2.6 million, respectively.

The following table presents information about the Company’s reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	1,264,638	1,264,638	-	901,862	901,862
Cost of sales	-	(771,225)	(771,225)	-	(880,620)	(880,620)
Research and development patents	(762,874)	(8,306)	(771,180)	(1,271,439)	(20,654)	(1,292,093)
General and Administrative	(1,238,181)	(183,745)	(1,421,926)	(1,063,660)	(235,071)	(1,298,731)
Amortization and depreciation	(53,980)	(599)	(54,579)	(54,241)	(591)	(54,832)
Foreign exchange gain (loss)	19,310	-	19,310	(48,457)	-	(48,457)
Interest and other income	57,094	-	57,094	136,043	-	136,043
Net Income (Loss)	(1,978,631)	300,763	(1,677,868)	(2,301,754)	(235,074)	(2,536,828)
Cash and Cash Equivalents	4,346,193	1,236,846	5,583,039	5,886,613	851,691	6,738,304

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of September 30, 2024, the Company was committed for contract research services and materials at a cost of approximately $422,270, expected to occur in the following twelve-month period.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of September 30, 2024, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one year terms, of $43,203 and $43,064 as of September 30, 2024 and June 30, 2024, respectively, that are pledged as security for a corporate credit card.

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

Pursuant to that certain Technology Licensing Agreement, dated as of March 11, 2021, between the Company and EyeCRO, the Company is committed to issue, subject to regulatory approval, up to 700 warrants to purchase 700 Common Shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of our Common Shares prior to each milestone achievement and the warrants will be exercisable for a period of three years from the issuance date. On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024.

BayMedica entered into a patent license agreement (“Patent License Agreement”) with a third party (the “Licensor”) on February 15, 2021. The Company was required to begin making royalty payments to the Licensor based on net sales of licensed products in 2021 in order to maintain an exclusive license. In December 2021, the Company amended the Patent License Agreement, which amendment included the deferral of the 2021 minimum payments to 2022. As of June 30, 2023, the Company had paid $300,000 for the minimum payments due and payable under the Patent License Agreement. On February 10, 2023, BayMedica received a letter from the Licensor alleging a breach of the Patent License Agreement and asserting a right to monies due thereunder. On April 6, 2023, BayMedica sent a letter to the Licensor disputing the Licensor’s interpretation of the Patent License Agreement and asserted that the counterparty’s only remedy under the Patent License Agreement to be either (a) the conversion of an exclusive technology license into a non-exclusive license or (b) the termination of the Patent License Agreement.

On July 18, 2024, BayMedica received a letter from the Licensor alleging breach of the Patent License Agreement and asserting monies due thereunder. On August 7, 2024, BayMedica responded asserting that the counterparty’s interpretation of the Patent License Agreement was again incorrect and that BayMedica, therefore, does not owe any funds under the Patent License Agreement.

To date, the Licensor has not initiated a lawsuit with respect to the foregoing matters. If a lawsuit is ultimately brought alleging a breach of the Patent License Agreement, the proceeding will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Patent License Agreement, the nature of the legal theory advanced by the counterparty, and the ultimate outcome of any proceeding (including the interpretation by the arbitrator with respect to applicable requirements under Ontario law regarding contract formation).

12.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRFC”). During the three months ended September 30, 2024 and 2023, NRFC and Norton Rose Fulbright U.S. LLP (“NRFUS” and together with NRFC, NRF”) rendered legal services in the amount of $124,147 and $19,814, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were provided by Ms. Grove directly.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the matters described below.

In October 2024, the Company issued 51,019 Common Shares for gross proceeds of $365,473 pursuant to the terms of the Amended ATM Agreement.

On November 14, 2024, the Company effected a Reverse Stock Split of its Common Shares at a ratio of 20-to-1. Trading of the Common Shares on Nasdaq on a split-adjusted basis began as of November 14, 2024. As a result of the Reverse Stock Split, each 20 shares of Common Shares were combined into one Common Share, and the total number of Common Shares outstanding were reduced from approximately 14,361,550 shares to approximately 718,032 Common Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. For more information, see “Special Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we strongly encourage you to review the risks and uncertainties described in “Risk Factors” in the 2024 Annual Report, the “Risk Factors” identified in Item 1A. of this Quarterly Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

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

Overview

We are a pharmaceutical company developing a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1 and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

InMed has sought to focus on the research and development of preferential signaling ligands of CB1 and CB2, and has produced a library of novel, proprietary drug candidates (“Product Candidates”). These Product Candidates are patentable new chemical entities (“NCEs”) for pharmaceutical development, aimed at targeting diverse clinical indications. Our current pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry age-related macular degeneration, and Epidermolysis Bullosa. InMed’s INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor (“PPAR”) signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease. Our ocular research, based on the proprietary small molecule INM-089, indicates potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of the retinal function. Neuroprotection in dry Aged-related Macular Degeneration (“dry AMD”) remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

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

Recent Developments

NASDAQ Delisting Notice, Determination from the Hearings Panel and Reverse Stock Split

As previously reported by the Company, on March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the bid price requirement, and the Company’s written notice of its intention to consider all available options to regain compliance during the Extended Compliance Period, including, if necessary, effecting a reverse stock split. The Company was unable to regain compliance during the Extended Compliance Period and, on September 17, 2024, the Company received an additional notification from the Listing Qualifications Department stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of the Company’s securities pending the Panel’s discussion. On September 17, 2024, the Company submitted the hearing request to appeal (the “Appeal Request”) Nasdaq’s determination before the Panel. On October 31, 2024, a hearing was held before the Panel regarding the Company’s request for (i)   continued listing on Nasdaq and (ii) additional time to regain compliance with the Minimum Bid Price Rule. On November 1, 2024, the Panel issued its determination (the “Panel Determination Letter”) to the Company, granting the Company’s request for the continued listing of the Common Shares on Nasdaq, but subject to the Company’s evidencing compliance with the Minimum Bid Price Rule for ten consecutive trading days as of December 2, 2024 (the “Requisite Compliance Date”), and of other conditions stipulated by the Panel Determination Letter. In order to regain compliance with the Minimum Bid Price Rule before the Requisite Compliance Date, the Company effected the Reverse Stock Split of the Common Shares at a ratio of 20-to-1. Trading of the Common Shares on Nasdaq on a split-adjusted basis began as of November 14, 2024. As a result of the Reverse Stock Split, every twenty shares of Common Shares were combined into one Common Share, and the total number of Common Shares outstanding were reduced from approximately 14,361,550 shares to approximately 718,032 shares. No fractional shares were issued if, as a result of the Reverse Stock Split, a registered shareholder would otherwise become entitled to a fractional share. Instead, shareholders who otherwise were entitled to receive fractional shares because they held a number of Common Shares not evenly divisible by the ratio of the Reverse Stock Split were automatically entitled to receive an additional Common Share. In other words, any fractional share will be rounded up to the nearest whole number.

While the Company has effected the Reverse Stock Split, there can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements, including the Minimum Bid Price Rule, and maintaining the listing of our Common Shares on Nasdaq. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our Common Shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Shares is “penny stock,” which will require brokers trading in our Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Shares, and limited amount of news and analyst coverage of the Company. To the extent that our Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their Common Shares or obtain accurate quotations as to the market value of our Common Shares. All Common Shares, stock options, warrants and per share information for all periods presented in the have been adjusted retrospectively to reflect this Reverse Stock Split.

Renewal of ATM Program

As previously reported by the Company on the Company’s Current Report on Form 8-K filed on June 28, 2024, on June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of our Common Shares, from time to time, in “at the market” offerings through the Agent. The Original ATM Agreement was previously filed with the Securities and Exchange Commission on April 7, 2022 on the Company’s Current Report on Form 8-K. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. Our Common Shares sold under the Amended ATM Agreement will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed on February 4, 2022 and amended on February 9, 2022, and was declared effective by the SEC on February 11, 2022. The foregoing description of the terms of the ATM Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the ATM Amendment.

Subsequent to September 30, 2024, the Company issued 1,021,305 Common Shares for gross proceeds of $365,473, pursuant to the terms of the Amended ATM Agreement.

Advancements to the INM-901 program

July 30, 2024 — we announced positive results from initial data sets from a long-term (7 months of dosing) in vivo preclinical Alzheimer’s Disease (“AD”) study of INM-901 which confirms previously reported findings from a short-term (3 months of dosing) pilot study. All assessments of the INM-901-treated AD groups showed a positive trend towards behavior similar to the untreated disease-free group, with most assessments demonstrating a clear dose response. Furthermore, INM-901-treated AD groups achieved a statistically significant improvement in certain behavior criteria in comparison to the placebo-treated AD groups. These results not only supported but, in several instances, improved upon the prior short-term pilot study outcomes.

August 20, 2024 — we announced the confirmation of INM-901 as an oral formulation that will be utilized in its development programs for Alzheimer’s disease.  Recent preclinical studies have demonstrated that INM-901 can be administered orally and achieve therapeutic levels in the brain comparable to those obtained through intraperitoneal (“IP”) injection, which is a common route of administration for preclinical investigation of neurodegenerative diseases. The data indicates the INM-901 formulation can be administered orally and maintains a similar drug exposure levels as IP delivery over a 24-hour period in the brain. This oral delivery method offers potential advantages such as reduction in treatment delivery costs versus intravenous delivery of current disease modifying large molecule antibody therapies.

Additional Preclinical Data for INM-901’s Pharmacological Effects

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

Operating Expenses

Research and Development and Patent Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates, and include:

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in our three months ended September 30, 2024, as compared to our three months ended September 30, 2023, largely due to high costs associated with our INM-755 program during the prior year. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected research and development and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

The Company has two operating and reportable segments based on the management approach which designates the internal reporting used by the CODM, the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be ‘InMed Pharma’ and ‘BayMedica Commercial’ based on the information used by the CODM.

Comparison of the three months ended September 30, 2024 and 2023 for InMed Segment

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	763	1,271	(508)	(40)%
General and administrative	1,238	1,064	174	16%
Amortization and depreciation	54	54	-	-%
Foreign exchange (gain) loss	(19)	48	(67)	(140)%
Total operating expenses	2,036	2,437	(401)	(16)%
Interest and other income	57	136	(79)	(58)%
Net loss	$(1,979)	$(2,301)	$322	(14)%

Research and Development and Patents Expenses

Research and development and patents expenses decreased by $508,000 in our ‘InMed Pharma’ segment, or 40%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in research and development and patents expenses was due primarily to a decrease in external contractors, patent fees, and compensation. This was offset by an increase in research supplies. However, we expect our research and development expenses to increase significantly in future periods as we move closer towards clinical trials which will result in higher costs related studies, drug supplies, and increased regulatory requirements, as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses increased by $174,000 in our ‘InMed Pharma’ segment, or 16%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase results primarily from a combination of changes including higher investor relation expenses, personnel expenses, consulting fees, accounting fees, and legal. This was offset by a decrease in lower office and administrative expenses

Foreign exchange loss

The Company’s functional currency is the US dollar and our foreign exchange loss is predominantly due to transactions with foreign currency. Foreign exchange loss decreased by $67,000 in our ‘InMed Pharma’ segment, or 140%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, as a consequence of holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the three months ended September 30, 2024 and 2023 for the ‘BayMedica Commercial’ Segment

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Sales	$1,265	$902	$363	40%
Cost of sales	771	881	(110)	(12)%
Gross profit	494	21	473	2252)%

Operating expenses:
Research and development and patents	8	21	(13)	(62)%
General and administrative	184	235	(51)	(22)%
Amortization and depreciation	1	1	-	-%
Total operating expenses	193	257	(64)	(25)%
Tax expense	-	-	-	-%
Net Income	$301	$(236)	$537	(228)%

Sales

Sales increased by $363,000 in our ‘BayMedica Commercial’ segment, or 40%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in sales results from expanded marketing efforts and increased demand in certain cannabinoid products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by $110,000 in our ‘BayMedica Commercial’ segment, or 12%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in cost of goods sold is primarily the result of decrease in write-down of inventories to net realizable value.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses, generated limited revenue from product sales, and no sales from any other sources, and have negative cash flows from our operations. We have not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of our Common Shares.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $5.6 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net cash (used in) operating activities	$(1,826)	$(2,174)
Net cash provided by financing activities	838	-
Net increase (decrease) in cash and cash equivalents	$(988)	$(2,174)

Operating Activities

During the three months ended September 30, 2024, we used cash in operating activities of $1.8 million, primarily resulting from our net loss of $1.7 million combined with $328,000 used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the three months ended September 30, 2023, we used cash in operating activities of $2.2 million, primarily resulting from our net loss of $2.5 million combined with changes in our working capital and non-cash expenses contributed to net cash used in operating activities.

Investing Activities

During the three months ended September 30, 2024, cash used in investing activities of $0 resulted from the purchases and sale of short-term investments.

During the three months ended September 30, 2023, cash used in investing activities of $0.

Financing Activities

During the three months ended September 30, 2024, cash provided by financing activities of $838,000 consisted of $1.0 million in gross proceeds derived from the ATM, offset by total transaction costs of $192,000.

During the three months ended September 30, 2023, cash provided by financing activities consisted of $0.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into BayMedica’s research and development efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

Through September 30, 2024, we funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $1.7 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $110.8 million as of September 30, 2024.

As of the issuance date of the consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $5.6 million as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of the first quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health and wellness sector, as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our significant accounting policies are described in Note 2 of the Financial Statements. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our 2024 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any active legal proceedings that we believe to be material to the Company. However, from time to time, we may be subject to various pending or threatened legal actions, claims and proceedings, including those that arise in the ordinary course of our business (including, but not limited to, the matters discussed in Note 11 of the unaudited condensed consolidated financial statements included in this Quarterly Report).

ITEM 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2024 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Report, except as set forth below. You should carefully consider such factors in the 2024 Annual Report, and below, which could materially affect our business, financial condition or future results. The risks described in the 2024 Annual Report and below, are not exhaustive and therefore, there are additional risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported by the Company, on March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the bid price requirement, and the Company’s written notice of its intention to consider all available options to regain compliance during the Extended Compliance Period, including, if necessary, effecting a reverse stock split. The Company was unable to regain compliance during the Extended Compliance Period and on September 17, 2024, the Company received an additional notification from the Listing Qualifications Department stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of the Company’s securities pending the Panel’s discussion. On September 17, 2024, the Company submitted the hearing request to appeal (the “Appeal Request”) Nasdaq’s determination before the Panel.

On November 14, 2024, the Company effected a reverse stock split of the Common Shares at a ratio of 20-to-1 (the “Reverse Stock Split”). Trading of the Common Shares on Nasdaq on a split-adjusted basis began as of November 14, 2024. As a result of the Reverse Stock Split, every twenty shares of Common Shares were combined into one Common Share, and the total number of Common Shares outstanding were reduced from approximately 14,361,550 Common Shares to approximately 718,032 Common Shares. No fractional Common Shares were issued if, as a result of the Reverse Stock Split, a registered shareholder would otherwise become entitled to a fractional share. Instead, shareholders who otherwise were entitled to receive fractional Common Shares because they held a number of Common Shares not evenly divisible by the ratio of the Reverse Stock Split were automatically entitled to receive an additional Common Share. In other words, any fractional share will be rounded up to the nearest whole number.

While the Company has effected the Reverse Stock Split, there can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Common Shares on Nasdaq. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our Common Shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Shares is “penny stock,” which will require brokers trading in shares of our Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Shares, and limited amount of news and analyst coverage of the Company. To the extent that our Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their Common Shares or obtain accurate quotations as to the market value of our Common Shares.

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

The Reverse Stock Split may not increase the price of our Common Shares and have the desired effect of maintaining compliance with the Minimum Bid Price Rule.

While the Company’s Board of Directors expects that the Reverse Stock Split will sufficiently increase the market price of our Common Shares so that we are able to regain and maintain compliance with the Minimum Bid Price Rule and the Nasdaq Listing Rules more generally, the effect of the Reverse Stock Split upon the market price of our Common Shares cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied. The price per share of our Common Shares may not reflect the exchange ratio implemented by the Company’s Board of Directors and the price per share following the effective time of the reverse stock split may not be maintained for any period of time following the Reverse Stock Split. Under applicable Nasdaq rules, to regain compliance with the $1.00 minimum closing bid price requirement and maintain our listing on Nasdaq, the $1.00 closing bid price must be maintained for a minimum of ten consecutive trading days. Accordingly, the Company cannot assure you that we will be able to maintain our Nasdaq listing, even though the Reverse Stock Split has been made effected, or that the market price per share will exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time.

We continue to monitor the Company’s Common Shares price, however, it is possible that the per share price of our Common Shares will not rise in proportion to the reduction in the number of shares of our Common Shares outstanding resulting from the Reverse Stock Split, and the market price per post-Reverse Stock Split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, and the Reverse Stock Split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Notwithstanding the effectiveness of the Reverse Stock Split, the market price of our Common Shares may decrease due to factors unrelated to the Reverse Stock Split, and the market price of our Common Shares may also be based on other factors which may be unrelated to the number of Common Shares outstanding, including our future performance. If the trading price of our Common Shares declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

The Reverse Stock Split may decrease the liquidity of our Common Shares.

The liquidity of our Common Shares may be harmed by the Reverse Stock Split effected by the Company on November 14, 2024 given the reduced number of Common Shares that are outstanding after the Reverse Stock Split, particularly if the Common Share price does not increase as a result of the Reverse Stock Split. In addition, investors might consider the increased proportion of unissued authorized shares of Common Shares to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances which could prevent certain shareholders from changing the composition of the Board of Directors or render tender offers for a combination with another entity more difficult to successfully complete. The Board of Directors does not intend for the Reverse Stock Split to have any anti-takeover effects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 14, 2024	By:	/s/ Netta Jagpal
Chief Financial Officer