Form 10-Q
period 2024-12-31
InMed Pharmaceuticals Inc.
filed 2025-02-12
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 7, 2025, the registrant had 1,207,186 common shares, without par value, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

●	Ongoing compliance with applicable standards and requirements for the continued listing on Nasdaq of our common shares, no par value (the “Common Shares”);

●	The efficacy of the Company’s Reverse Stock Split which was effected by the Company on November 14, 2024, including its direct and indirect impact on the liquidity of our Common Shares;

●

The Company’s ability to stem operating losses and the Company’s ability to obtain additional financing to fund its operations, including under the terms of the SEPA (as defined below) and Amended ATM Agreement (as defined below);

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio;

●	The Company’s ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. InMed has created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions, and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

ii

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with the development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The transition to a new presidential administration in the United States, including but not limited to the potential use and effects of tariffs to address the administration’s policy goals, could materially impact the macroeconomic framework in which we operate; and

●	Our ability to effectively and readily identify suitable strategic transaction candidates, including mergers, acquisitions, in- or out-licensing, at reasonable valuations, consummate any transactions and/or successfully integrate any acquired business into our operations, or otherwise consummate a wide range of strategic transactions, and the fact that any such transaction, even if consummated, may not be successful or improve our operating results and financial condition.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2024 and 2023

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2024

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31,	June 30,
	2024	2024
	Unaudited
	$	$
ASSETS
Current
Cash and cash equivalents	3,419,422	6,571,610
Short-term investments	40,787	43,064
Accounts receivable (less provision for credit losses of $nil in each of December 31, 2024 and June 30, 2024)	262,569	352,838
Inventories, net	1,103,356	1,244,324
Prepaids and other current assets	643,986	477,749
Total current assets	5,470,120	8,689,585

Non-Current
Property, equipment and operating lease right-of-use (“ROU”) assets, net	1,230,961	1,249,999
Intangible assets, net	1,701,211	1,783,198
Other assets	100,000	100,000
Total Assets	8,502,292	11,822,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,371,233	1,654,011
Current portion of operating lease obligations	419,711	317,797
Total current liabilities	1,790,944	1,971,808

Non-current
Operating lease obligations, net of current portion	529,248	644,865
Total Liabilities	2,320,192	2,616,673
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common Shares, unlimited authorized shares: 724,152 and 445,908, as of December 31, 2024 and June 30, 2024, respectively, issued and outstanding	84,537,194	82,784,400
Additional paid-in capital	34,844,988	35,368,899
Accumulated deficit	(113,328,651)	(109,075,759)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	6,182,100	9,206,109
Total Liabilities and Shareholders’ Equity	8,502,292	11,822,782

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	$	$	$	$
Sales	1,111,707	1,240,200	2,376,345	2,142,062
Cost of sales	650,813	916,058	1,422,038	1,796,678
Gross profit	460,894	324,142	954,307	345,384

Operating Expenses
Research and development and patents	1,060,367	609,791	1,831,547	1,901,884
General and administrative	1,553,583	1,363,958	2,975,509	2,662,689
Amortization and depreciation	53,202	55,234	107,781	110,066
Foreign exchange loss (gain)	47,753	(59,896)	28,443	(11,439)
Total operating expenses	2,714,905	1,969,087	4,943,280	4,663,200

Other Income (Expense)
Interest and other income	30,536	166,760	87,630	302,803
Finance expense	(351,549)	-	(351,549)	-
Loss before income taxes	(2,575,024)	(1,478,185)	(4,252,892)	(4,015,013)

Tax expense	-	-	-	-
Net loss for the period	(2,575,024)	(1,478,185)	(4,252,892)	(4,015,013)

Net loss per share for the period
Basic and diluted	(3.64)	(3.71)	(6.43)	(14.21)
Weighted average outstanding common shares
Basic and diluted	706,546	398,673	661,052	282,541

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months ended December 31, 2024 and 2023

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Private placement	186,361	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	666,969	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444
Private Placement	57,183	396,153	-	-	-	396,153
Share issuance costs	-	(57,632)	-	-	-	(57,632)
Loss for the period	-	-	-	(2,575,024)	-	(2,575,024)
Share-based compensation	-	-	23,159	-	-	23,159
Balance December 31, 2024	724,152	84,537,194	34,844,988	(113,328,651)	128,569	6,182,100

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2023	166,410	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Loss for the period	-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	-	-	25,191	-	-	25,191
Balance September 30, 2023	166,410	77,620,252	35,766,306	(103,937,037)	128,569	(9,578,090)
Private placement	116,989	2,316,381	2,899,812	-	-	5,216,193
Share issuance costs	-	-	(562,151)	-	-	(562,151)
Loss for the period	-	-	-	(1,478,185)	-	(1,478,185)
Share-based compensation	-	-	18,264	-	-	18,264
Balance December 31,2023	283,399	79,936,633	38,122,231	(105,415,222)	128,569	12,772,211

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months ended December 31, 2024 and 2023

Expressed in U.S. Dollars

	2024	2023
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(4,252,892)	(4,015,013)
Items not requiring cash:
Amortization and depreciation	107,782	110,063
Share-based compensation	52,123	43,455
Amortization of ROU assets	166,277	191,909
Interest income received on short-term investments	(874)	(1,019)
Unrealized foreign exchange loss	20,338	978
Inventory write-down	-	263,404
Changes in operating assets and liabilities:
Inventories	140,968	608,113
Prepaids and other currents assets	(166,237)	(614,944)
Other non-current assets	-	4,908
Accounts receivable	90,269	(112,470)
Accounts payable and accrued liabilities	(282,778)	(321,106)
Deferred rent	-	12,485
Operating lease obligations	(203,924)	(193,109)
Total cash used in operating activities	(4,328,948)	(4,022,346)

Investing Activities
Sale of short-term investments	24,002	21,317
Purchase of short-term investments	(24,002)	(21,317)
Purchase of property and equipment	-	(9,291)
Total cash used in investing activities	-	(9,291)

Financing Activities
Proceeds from the private placement	1,426,216	5,216,193
Private placement issuance costs	(249,456)	(562,151)
Total cash provided by financing activities	1,176,760	4,654,042
(Decrease) increase in cash during the period	(3,152,188)	622,405
Cash and cash equivalents beginning of the period	6,571,610	8,912,517
Cash and cash equivalents end of the period	3,419,422	9,534,922

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant modification recorded as equity issuance costs	$-	3,508,749
Preferred investment options to its placement agent	$-	325,699
Recognition of ROU asset and corresponding operating lease liability	$187,223	$968,376

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s office and principal place of business is located at Suite 1445– 885 West Georgia Street, Vancouver, B.C., Canada, V6C 3E8.

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

Through December 31, 2024, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares, no par value per share (the “Common Shares”). The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $4.3 and $4.0 million for the six months ended December 31, 2024 and 2023, respectively. In addition, the Company has an accumulated deficit of approximately $113.3 million as of December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects its cash, cash equivalents and short-term investments of $3.5 million as of December 31, 2024 and the receipt of $2.9M in gross proceeds from financing activities which took place in January 2025 (refer to note 7 – Share Capital and Reserves and note 13 – Subsequent Events included in this Quarterly Report), to be sufficient to fund its operating expenses and capital expenditure requirements through the end of the second quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the ‘health & wellness’ sector as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

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

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended December 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2024.

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

Basis of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, InMed Pharmaceutical Ltd; BayMedica, LLC; Biogen Sciences Inc.; and Sweetnam Consulting Inc. Biogen Sciences Inc. and Sweetnam Consulting Inc. are inactive subsidiaries. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these condensed consolidated financial statements.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These unaudited condensed consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of December 31, 2024 and June 30, 2024, the Company held $1,031,568 and $1,939,482, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of December 31, 2024 was $0.9 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

Concentration of customers

The following tables summarizes the information about the Company’s concentration of customers:

	Customer A	Customer B	Customer C	Customer D	Customer E

Three Months Ended December 31, 2024
Revenues, customer concentration risk	34%	33%	13%	*	*

Three Months Ended December 31, 2023
Revenues, customer concentration risk	*	20%	52%	*	*

Six Months Ended December 31, 2024
Revenues, customer concentration risk	28%	25%	17%	*	12%

Six Months Ended December 31, 2023
Revenues, customer concentration risk	11%	13%	44%	14%	10%

As of December 31, 2024
Accounts receivable, customer concentration risk	52%	38%	*	*	11%

As of June 30, 2024
Accounts receivable, customer concentration risk	32%	20%	15%	15%	14%

*	Less than 10%.

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

The ROU assets are initially measured based on the initial amount of the operating lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The assets are amortized to the earlier of the end of the useful life of the ROU asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the ROU assets are periodically reduced by impairment losses, if any, and adjusted for certain re-measurements of the lease liability (see Note 2 Lease (i)).

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. There was no impairment loss during the three and six months ended December 31, 2024 and 2023.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as of December 31, 2024 and June 30, 2024 due to their immediate or short-term maturities.

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

Revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are generally recognized at a point in time. The Company recognizes revenue when control over the products has been transferred to the customer and the Company has a present right to payment. Sales and other taxes that are required to be remitted to regulatory authorities are recorded as liabilities and excluded from sales. Limited rights of return for claims of damaged or non-compliant products, exist with the Company’s customers.

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

	As of December 31,
	2024	2023
Options	62,416	3,621
Warrants	509,580	509,602
	571,996	512,923

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2024	June 30, 2024
	$	$
Raw materials	172,200	372,695
Work in process	255,992	30,817
Finished goods	675,164	840,812
Inventories	1,103,356	1,244,324

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. During the three months ended December 31, 2024 and 2023, the write-down of inventories to net realizable value was $nil and $170,474, respectively. During the six months ended December 31, 2024 and 2023, the write-down of inventories to net realizable value was $nil and $263,404, respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of December 31, 2024 and June 30, 2024, the Company has $103,434 as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	December 31, 2024	June 30, 2024
	$	$
ROU Assets (leases)	1,901,692	2,135,811
Equipment	429,091	429,090
Furnishings	40,409	40,409
Property and equipment	2,371,192	2,605,310
Less: accumulated depreciation and amortization	(1,140,231)	(1,355,311)
Property, equipment and ROU assets, net	1,230,961	1,249,999

Depreciation expense on computer equipment, lab equipment and furnishing for the three months ended December 31, 2024 and 2023, was $12,209 and $14,242, respectively, and was recorded in general and administrative expenses. Amortization expense related to the ROU assets for the three months ended December 31, 2024 and 2023, was $75,876 and $93,085, respectively, and was recorded in general and administrative expenses.

Depreciation expense on computer equipment, lab equipment and furnishing for the six months ended December 31, 2024 and 2023, was $25,795 and $28,080, respectively, and was recorded in general and administrative expenses. Amortization expense related to the ROU assets for the six months ended December 31, 2024 and 2023, was $166,277 and $191,909, respectively, and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2024	June 30, 2024
	$	$
Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,226,209)	(1,144,222)
Intangible assets, net	1,701,211	1,783,198

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As of December 31, 2024, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the three months ended December 31, 2024 and 2023 was $42,820 and $40,993, respectively. Amortization expense on intangible assets for the six months ended December 31, 2024 and 2023 was $81,986 and $81,986, respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Year ending June 30,	$
2025 (remaining)	81,373
2026	162,746
2027	162,746
2028	162,746
2029	162,746
Thereafter	968,854
Total	1,701,211

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2024	June 30, 2024
	$	$
Trade payables	574,563	626,190
Accrued research and development expenses	249,784	242,066
Inventory related accruals	12,250	41,004
Employee compensation, benefits and related accruals	337,236	488,278
Accrued general and administrative expenses	197,400	256,473
Accounts payable and accrued liabilities	1,371,233	1,654,011

7.	SHARE CAPITAL AND RESERVES

Authorized

As of December 31, 2024, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value. No preferred shares were issued and outstanding as of December 31, 2024 and June 30, 2024.

The Company may, from time to time, issue preferred shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), pursuant to which the Company may offer and sell Common Shares, from time to time, in “at the market” offerings through the Agent. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. During the six months ended December 31, 2024, the Company issued 243,547 Common Shares for gross proceeds of approximately $1.4 million. This amount has been offset by financing fees of approximately $249,000. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025.

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of our Common Shares at any time during the 36-month period following the effective date of the SEPA (the “Effective Date”). The total number of Common Shares under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Common Shares as of the Effective Date unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. In addition, the issuance of our Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99% in the aggregate of our Common Shares issued and outstanding. The Common Shares issued and sold to the Investor will be priced at 97% of the Market Price (as defined in the SEPA) during a specified three-day pricing period.) The Company reserves the right to set a minimum acceptable price for the Common Share issuances made under the SEPA. The Company did not issue any Common Shares under the SEPA as at December 31, 2024.  Certain terms of the SEPA, including with respect to the specified three-day pricing period discussed above, may be modified or waived, as mutually agreed upon by the Investor, on the one hand, and the Company, on the other, in accordance with Section 12.02 and the other provisions of the SEPA. The foregoing description of the terms of the SEPA does not purport to be complete and is qualified in its entirety by reference to the full text of the SEPA.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 and the Company is also obligated to pay a commitment fee in an amount equal to 2.50% of the Commitment Amount (or $250,000), 25% of which was paid in December 2024. The remaining 75% of the Commitment Fee shall be paid in three equal quarterly installments beginning on the three-month anniversary of the Effective Date, with each such installment to be paid at the Company’s option either in cash or by the issuance to the Investor of such number of Common Shares that is equal to such portion of the deferred fee divided by the lowest daily VWAP of the Common Shares during the consecutive Trading Days immediately prior to the date of such installment at the Effective Date. The Commitment Fee and other SEPA related fees of $351,549 were expensed during the three and six months ended December 31, 2024, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Common Share Warrants

The Company did not grant any warrants during the six months ended December 31, 2024.

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at June 30, 2024	544,280	$20.40
Warrants Granted	-	-
Exercised	(34,700)	-
Expire/Cancelled	-	-
Warrants Outstanding as at December 31, 2024	509,580	$30.18

Warrants Exercisable as at December 31, 2024	509,580	$30.18

As of December 31, 2024 and June 30, 2024, the warrants exercisable and outstanding have an intrinsic value of $nil and $184,539, respectively, with a weighted average remaining life of 4 years and 6 years, respectively.

8.	SHARE-BASED PAYMENTS

a)	Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may, from time to time, in its discretion and in accordance with applicable regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase Common Shares, provided that the number of Common Shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding Common Shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the Plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 18, 2024 and December 19, 2023, the Company’s Board of Directors approved the reservation of an additional 60,000 and 35,000 Common Shares under the Plan, respectively.

As of each of December 31, 2024 and June 30, 2024, there were 40,272 and 8,966 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

On December 20, 2024, the Company granted 28,700 stock options to its employees and external directors.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted during the three and six months ended December 31, 2024 and 2023, are summarized in the table below.

	2024	2023
Exercise price	$4.14	$7.4
Risk-free interest rate	4.21%	3.95%
Volatility	125%	203%
Expected life (years)	3.4	3.6
Dividend yield	0%	0%

The following is a summary of changes in outstanding options from July 1, 2024 to December 31, 2024 :

	Number	Weighted Average Exercise Price
Balance at July 1, 2024	33,722	$56.68
Granted	28,700	4.14
Expired/Forfeited	(6)	2,866.46
Balance at December 31, 2024	62,416	$32.25
December 31, 2024:
Vested and exercisable	15,240	$115.32
Unvested	47,176	$5.42

Total expenses arising from share-based payment transactions recognized during the three months ended December 31, 2024 and 2023 were $23,159 and $18,264 respectively, of which $13,974 and $10,136, respectively, was allocated to general and administrative expenses, $9,035 and $8,128, respectively, was allocated to research and development expenses, and $150 and $nil, respectively, was allocated to Cost of Goods sold.

Total expenses arising from share-based payment transactions recognized during the six months ended December 31, 2024 and 2023 were $52,123 and $43,455 respectively, of which $31,539 and $25,567, respectively, was allocated to general and administrative expenses, $20,215 and $8,128, respectively, was allocated to research and development expenses, and $369 and $nil, respectively, was allocated to cost of goods sold.

Unrecognized compensation cost as of December 31, 2024 (which was related to unvested options) was $136,899, which will be recognized over a weighted-average vesting period of approximately 1.4 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum operating lease payments as follows:

Maturity Analysis	June 30,
$
2025	230,141
2026	469,194
2027	313,230
2028	-
2029	-
Total undiscounted operating lease liabilities	1,012,565
Less: imputed interest	(63,606)
Present value of operating lease liabilities	948,959

Less: Current portion of operating lease liabilities	(419,711)
Non-current portion of operating lease liabilities	529,248

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be ‘InMed Pharma’ and ‘BayMedica Commercial’ based on the information used by the CODM. As such, the pharmaceutical-related research and development carried out at BayMedica is included with the InMed Pharma segment. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The ‘InMed Pharma’ segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the BayMedica Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the ‘InMed Pharma’ segment as of December 31, 2024 and June 30, 2024 were $6.8 million and $9.2 million, respectively. Total assets as of December 31, 2024 and June 30, 2024, held in the BayMedica Commercial segment were $2.0 million and $2.6 million, respectively.

The following table presents information about the Company’s reportable segments for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024			2023
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$
Sales	-	1,111,707	1,111,707	-	1,240,200	1,240,200
Cost of sales	-	(650,813)	(650,813)	-	(916,058)	(916,058)
Research and development patents	(1,055,704)	(4,663)	(1,060,367)	(567,139)	(42,652)	(609,791)
General and Administrative	(1,332,919)	(220,664)	(1,553,583)	(1,163,562)	(200,396)	(1,363,958)
Amortization and depreciation	(52,603)	(599)	(53,202)	(54,636)	(598)	(55,234)
Foreign exchange gain (loss)	(47,753)	-	(47,753)	59,896	-	59,896
Interest and other income	30,536	-	30,536	165,383	1,377	166,760
Finance expense	(351,549)	-	(351,549)	-	-	-
Net Income (Loss)	(2,809,992)	234,968	(2,575,024)	(1,560,058)	81,873	(1,478,185)

The following table presents information about the Company’s reportable segments for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,
	2024			2023
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$
Sales	-	2,376,345	2,376,345	-	2,142,062	2,142,062
Cost of sales	-	(1,422,038)	(1,422,038)	-	(1,796,678)	(1,796,678)
Research and development patents	(1,818,578)	(12,969)	(1,831,547)	(1,838,578)	(63,306)	(1,901,884)
General and Administrative	(2,571,100)	(404,409)	(2,975,509)	(2,227,222)	(435,467)	(2,662,689)
Amortization and depreciation	(106,583)	(1,198)	(107,781)	(108,877)	(1,189)	(110,066)
Foreign exchange gain (loss)	(28,443)	-	(28,443)	11,439	-	11,439
Interest and other income	87,630	-	87,630	301,426	1,377	302,803
Finance expense	(351,549)	-	(351,549)	-	-	-
Net Income (Loss)	(4,788,623)	535,731	(4,252,892)	(3,861,812)	(153,201)	(4,015,013)
Cash and Cash Equivalents	2,893,016	526,406	3,419,422	8,226,917	1,308,005	9,534,922

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of December 31, 2024, the Company was committed for contract research services and materials at a cost of approximately $755,074, expected to occur in the following twelve-month period.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of December 31, 2024, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one-year terms, of $40,787 and $43,064 as of December 31, 2024 and June 30, 2024, respectively, that are pledged as security for a corporate credit card.

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

Pursuant to that certain Technology Licensing Agreement, dated as of March 11, 2021, between the Company and EyeCRO LLC, the Company is committed to issue, subject to regulatory approval, up to 700 warrants to purchase 700 Common Shares upon the achievement of certain milestones. The exercise price of the warrants will be equal to the five-day VWAP of our Common Shares prior to each milestone achievement and the warrants will be exercisable for a period of three years from the issuance date. On May 10, 2024, the Company delivered a 90-day notice of termination to EyeCRO LLC with respect to the Technology Licensing Agreement, specifying an effective date of termination of August 8, 2024.

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

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company, a position she held until February 10, 2025, at which time the Company’s Board of Directors (the “Board”), upon the outcome of the Nominating & Governance Committee’s determination and recommendation, elected to accept her resignation from the Board (see Note 13 – Subsequent Events). Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRFC”). During the three months ended December 31, 2024 and 2023, NRFC and Norton Rose Fulbright US LLP (“NRFUS” and together with NRFC, “NRF”) rendered legal services in the amount of $194,428 and $116,951, respectively, to the Company. During the six months ended December 31, 2024 and 2023, NRF rendered legal services in the amount of $316,978 and $131,154, respectively, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were provided by Ms. Grove directly.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the matters described below.

In January 2025, the Company issued 413,336 Common Shares for gross proceeds of $2,455,600 pursuant to the terms of the SEPA.

In January 2025, the Company issued 69,698 Common Shares for gross proceeds of $479,400 pursuant to the terms of the Amended ATM Agreement.

At the Company’s 2024 Annual General Meeting held on December 18, 2024 (the “2024 AGM”), the Company’s shareholders withheld the election of one nominee, Ms. Janet Grove, from being appointed as a member of the Company’s Board of Directors (the “Board”), in accordance with the Company’s Majority Voting Policy. As a result, Ms. Grove offered her resignation to the Board, and the Company’s Nominating & Governance Committee, in accordance with the Majority Voting Policy, considered her resignation and ultimately recommended to the Board to accept Ms. Grove’s resignation. On February 10, 2024, the Board elected to accept Ms. Grove’s resignation. The Board intends to initiate a search for an independent director to replace Ms. Grove as soon as reasonably practicable. In the interim, the Board will continue to operate with the remaining four directors, and each committee of the Board will be comprised of the three independent directors who were re-appointed for directorship at the 2024 AGM. The Board Chair will assume the role of Chair of the Nominating & Governance Committee.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2024, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Annual Report. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

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

Outcomes from our ocular research, based on the proprietary small molecule INM-089, indicates potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of the retinal function. Neuroprotection in dry Aged-related Macular Degeneration (“dry AMD”) remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

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

Recent Developments

NASDAQ Compliance

As previously reported by the Company, on March 19, 2024, the Company received written notification from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”), that the Company has been granted an additional 180-day compliance period, or until September 16, 2024 (the “Extended Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement for the continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (“the Minimum Bid Price Rule”). The Company was unable to regain compliance during the Extended Compliance Period and on September 17, 2024, the Company received an additional notification from the Nasdaq Staff stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on September 26, 2024, unless the Company appealed Nasdaq’s determination to a Hearings Panel (“the Panel”). The Company subsequently timely requested the Hearing before the Panel to appeal the determination by Nasdaq and present its plan to regain and sustain compliance with the Minimum Bid Price Rule. On October 31, 2024, the Hearing was held before the Panel regarding the Company’s request for (i) continued listing on Nasdaq and (ii) additional time to regain compliance with the Minimum Bid Price Rule. On November 1, 2024, the Panel issued its determination (the “Panel Determination Letter”) to the Company granting the Company’s request for the continued listing of the Common Shares on Nasdaq, but subject to the Company’s evidencing compliance with the Minimum Bid Price Rule for ten consecutive trading days as of December 2, 2024 (the “Requisite Compliance Date”) and of other conditions stipulated by the Panel Determination Letter. On November 14, 2024, the Company effected the Reverse Stock Split in order to regain compliance with the Minimum Bid Price Rule, and on December 2, 2024, the Company received a written notification from the Nasdaq Staff that (i) it had regained compliance with the Minimum Bid Price Rule prior to the Requisite Compliance Date, and (ii) the Panel had therefore determined to continue the listing of our Common Shares on the Nasdaq Stock Market and was closing this matter.

Reverse Stock Split

On November 14, 2024, the Company effected a reverse stock split of the Company’s issued and outstanding Common Shares, by a ratio of 20-to-1 (the “Reverse Stock Split”). Trading of our Common Shares on Nasdaq on a split-adjusted basis began as of November 14, 2024. As a result of the Reverse Stock Split, every twenty shares of Common Shares were combined into one Common Share, and the total number of Common Shares outstanding were reduced from approximately 14,361,550 Common Shares to approximately 718,032 Common Shares. No fractional Common Shares were issued if, as a result of the Reverse Stock Split, a registered shareholder would otherwise become entitled to a fractional share. Instead, shareholders who otherwise were entitled to receive fractional Common Shares because they held a number of Common Shares not evenly divisible by the ratio of the Reverse Stock Split were automatically entitled to receive an additional Common Share. Unless otherwise noted, the share-related information reflected herein reflects our Common Shares on a split-adjusted basis.

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

As of the date of this Quarterly Report, the Company has issued a total of 313,245 Common Shares for gross proceeds of $1.9 million, pursuant to the terms of the Amended ATM Agreement. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025.

Standby Equity Purchase Agreement

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of our Common Shares at any time during the 36-month period following the effective date of the SEPA (the “Effective Date”). The total number of Common Shares under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Common Shares as of the Effective Date unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. In addition, the issuance of our Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99% in the aggregate of our Common Shares issued and outstanding. The Common Shares issued and sold to the Investor will be priced at 97% of the Market Price (as defined in the SEPA) during a specified three-day pricing period.) The Company reserves the right to set a minimum acceptable price for the Common Share issuances made under the SEPA. The Company did not issue any Common Shares under the SEPA as at December 31, 2024.  Certain terms of the SEPA, including with respect to the specified three-day pricing period discussed above, may be modified or waived, as mutually agreed upon by the Investor, on the one hand, and the Company, on the other, in accordance with Section 12.02 and the other provisions of the SEPA. The foregoing description of the terms of the SEPA does not purport to be complete and is qualified in its entirety by reference to the full text of the SEPA.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 and the Company is also obligated to pay a commitment fee in an amount equal to 2.50% of the Commitment Amount (or $250,000), 25% of which was paid in December 2024. The remaining 75% of the Commitment Fee shall be paid in three equal quarterly installments beginning on the three-month anniversary of the Effective Date, with each such installment to be paid at the Company’s option either in cash or by the issuance to the Investor of such number of Common Shares that is equal to such portion of the deferred fee divided by the lowest daily VWAP of the Common Shares during the consecutive Trading Days immediately prior to the date of such installment at the Effective Date. The Commitment Fee and other SEPA related fees of $351,549 were expensed during the three and six months ended December 31, 2024, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

As of the date of this Quarterly Report, the Company has issued a total of 413,336 Common Shares for gross proceeds of $2,455,600 pursuant to the terms of the SEPA.

Annual General Meeting – Director Resignation

At the Company’s 2024 Annual General Meeting held on December 18, 2024 (the “2024 AGM”), the Company’s shareholders withheld the election of one nominee, Ms. Janet Grove, from being appointed as a member of the Company’s Board of Directors (the “Board”), in accordance with the Company’s Majority Voting Policy. As a result, Ms. Grove offered her resignation to the Board, and the Company’s Nominating & Governance Committee, in accordance with the Majority Voting Policy, considered her resignation and ultimately recommended to the Board to accept Ms. Grove’s resignation. On February 10, 2024, the Board elected to accept Ms. Grove’s resignation. The Board intends to initiate a search for an independent director to replace Ms. Grove as soon as reasonably practicable. In the interim, the Board will continue to operate with the remaining four directors, and each committee of the Board will be comprised of the three independent directors who were re-appointed for directorship at the 2024 AGM. The Board Chair will assume the role of Chair of the Nominating & Governance Committee.

Advancements to the INM-901 program

On January 21, 2025, we announced positive results from a long-term in vivo preclinical Alzheimer’s Disease (“AD”) study. In the study, INM-901 demonstrated a reduction in several plasma and brain markers of neuroinflammation, a recognized contributor to Alzheimer’s disease development and progression.  Results from the long-term study of INM-901 in a well-characterized Alzheimer’s disease model demonstrated the following:

●	Improved cytokine profile – INM-901 treated groups showed a dose-dependent and statistically significant reduction in plasma pro-inflammatory cytokines such as TNF-α, IL-1ß and INF-γ. Cytokine networks, when deregulated, may contribute to tissue inflammation.

●	Reduction in neurodegeneration biomarker – INM-901 demonstrated a dose-dependent and statistically significant reduction in neurofilament light chain (“NfL”) in the plasma for the high dose treated group. NfL is a protein that is released from neurons in response to injury or disease. NfL levels are used to assess cellular damage in neurodegenerative disease.

●	Study supported by mRNA data – mRNA assessments showed a reduction of several key neuroinflammatory genes in the brain, such as GFAP, CD-33 and TLR-2, further supporting the overall results from the study.

Advancements to the INM-089 program

On February 3, 2025, we announced the selection of an intravitreal formulation for INM-089 as a drug candidate to be utilized in the Company’s ongoing development program targeting the treatment of Age-related Macular Degeneration (“AMD”). The Company’s proprietary IVT formulation, combined with the INM-089 active pharmaceutical ingredient (“API”), has been successfully delivered to the targeted area of the eye in preclinical studies in doses of up to 10 times the calculated safety margin relative to the therapeutic dose level. This INM-089 IVT formulation will be used in the next stages of preclinical studies, including GLP-enabling studies and subsequent stages of clinical development. Additionally, the Company has recently completed a series of dose-ranging in vivo studies, which will help guide the Company in selecting the appropriate doses for the pivotal preclinical toxicology studies.

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

External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation expenses. We do not track our internal research and development expenses on a program-by-program basis as the resources are deployed across multiple projects.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses increased in the six months ended December 31, 2024, as compared to our six months ended December 31, 2023, primarily due to an increased level of work in support of our current programs. During the year, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected research and development and commercial BayMedica activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Share-based Payments

Share-based payments are the stock-based compensation expense related to our granting of stock options to employees and others. The fair value, at the grant date, of equity-settled share awards is charged to our loss over the period for which the benefits of employees and others providing similar services are expected to be received. The vesting components of graded vesting employee awards are measured separately and expensed over the related tranche’s vesting period. The amount recognized as an expense is adjusted to reflect the number of share options expected to vest. The fair value of awards is calculated using the Black-Scholes option pricing model, which considers the exercise price, current market price of the underlying shares, expected life of the award, risk-free interest rate, expected volatility and the dividend yield.

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

Comparison of the three months ended December 31, 2024 and 2023 for InMed Pharma Segment

	Three Months Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,056	$567	$489	86%
General and administrative	1,333	1,164	169	15%
Amortization and depreciation	53	55	(2)	(4)%
Foreign exchange (gain) loss	48	(60)	108	(180)%
Total operating expenses	2,490	1,726	764	44%
Interest and other income	31	165	(134)	(81)%
Finance expense	(352)	-	(352)	(100)%
Net loss	$(2,811)	$(1,561)	$(1,250)	80%

Research and Development and Patents Expenses

Research and development and patents expenses increased by $489,000 in our InMed Pharma segment, or 86%, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase in research and development and patents expenses primarily resulted from an increase in external contractors relating to our INM-901 and INM-089 programs and patent fees, offset by a decrease in compensation expense. However, we expect our research and development expenses to increase significantly in future periods as we move closer towards clinical trials for the INM-901 and INM-089 programs which will result in higher costs related studies, drug supplies, and increased regulatory requirements, as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses increased by $169,000 in our InMed Pharma segment, or 15%, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase results primarily from a combination of changes including higher consulting fees, legal fees, and personnel expenses. This was offset by a decrease in lower office and administrative expenses.

Foreign exchange loss

The Company’s functional currency is the US dollar and our foreign exchange loss is predominantly due to transactions with foreign currency. Foreign exchange loss increased by $108,000 in our InMed Pharma segment, or 180%, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, as a consequence of the Company holding non-U.S. denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Finance expense

Finance expenses increased by $352,000 in our InMed Pharma segment, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase in finance expenses resulted from the fees incurred pursuant to the SEPA.

Comparison of the three months ended December 31, 2024 and 2023 for BayMedica Commercial Segment

	Three Months Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Sales	$1,112	$1,240	$(128)	(10)%
Cost of sales	651	916	(265)	(29)%
Gross profit	461	324	137	42%

Operating expenses:
Research and development and patents	5	43	(38)	(88)%
General and administrative	221	200	21	11%
Amortization and depreciation	1	1	-	-
Total operating expenses	227	244	(17)	(7)%
Tax expense	-	1	(1)	(100)%
Net Income	$234	$81	$153	189%

Sales

Sales decreased by $128,000 in our BayMedica Commercial segment, or 10%, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The decrease in sales primarily resulted from the Company lowering product pricing due to increased competition. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute the highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by $265,000 in our BayMedica Commercial segment, or 29%, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The decrease in cost of goods sold is primarily the result of a decrease in write-down of inventories to net realizable value during the three months ended December 31, 2024.

Comparison of the Six months ended December 31, 2024 and 2023 for InMed Pharma Segment

	Six Months Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$1,819	$1,839	$(20)	(1)%
General and administrative	2,571	2,227	344	15%
Amortization and depreciation	107	109	(2)	(2)%
Foreign exchange (gain) loss	28	(11)	39	355%
Total operating expenses	4,525	4,164	361	9%
Interest and other income	88	301	(213)	(71)%
Finance expense	(352)	-	(352)	(100)%
Net loss	$(4,789)	(3,863)	$(926)	24%

General and administrative expenses

General and administrative expenses increased by $344,000 in our InMed Pharma segment, or 15%, for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023. The increase resulted primarily from a combination of changes including higher consulting fees, accounting and legal fees, personnel expenses, and investor relation expenses. This was offset by a decrease in lower office and administrative expenses.

Finance expense

Finance expenses increased by $352,000 in our InMed Pharma segment, for the six months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase in finance expenses resulted from the fees incurred pursuant to the SEPA.

Comparison of the six months ended December 31, 2024 and 2023 for BayMedica Commercial Segment

	Six Months Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Sales	$2,376	$2,142	$234	11%
Cost of sales	1,422	1,797	(375)	(21)%
Gross profit	954	345	609	177%

Operating expenses:
Research and development and patents	13	63	(50)	(79)%
General and administrative	404	435	(31)	(7)%
Amortization and depreciation	1	1	-	-%
Total operating expenses	418	499	(81)	(16)%
Tax expense	-	1	(1)	(100)%
Net Income	$536	$(153)	$689	450%

Sales

Sales increased by $234,000 in our BayMedica Commercial segment, or 11%, for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023. The increase in sales resulted from expanded marketing efforts and increased demand for certain cannabinoid products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that are expected to contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by $375,000 in our BayMedica Commercial segment, or 21%, for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023. The decrease in cost of goods sold is primarily the result of a decrease in write-down of inventories to net realizable value during the six months ended December 31, 2024.

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

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $3.5 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Net cash used in operating activities	$(4,329)	$(4,022)
Net cash used in investing activities	-	(9)
Net cash provided by financing activities	1,177	4,653
Net (decrease) increase in cash and cash equivalents	$(3,152)	$622

Operating Activities

During the six months ended December 31, 2024, we used cash in operating activities of $4.3 million, primarily resulting from our net loss of $4.3 million combined with a $218,000 decrease in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

During the six months ended December 31, 2023, we used cash in operating activities of $4.0 million, primarily resulting from our net loss of $4.0 million combined with changes in our working capital and non-cash expenses contributing to net cash used in operating activities.

Investing Activities

During the six months ended December 31, 2023, cash used in investing activities of $9,291 resulted from the purchases and sale of short-term investments, as well as the purchase of property and equipment.

Financing Activities

During the six months ended December 31, 2024, cash provided by financing activities of $1.2 million consisted of $1.4 million in gross proceeds derived from the Amended ATM Agreement, offset by total transaction costs of $250,000. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025.

During the six months ended December 31, 2023, cash provided by financing activities consisted of $4.7 million consisted of $5.2 million of gross proceeds from private placements of our common shares, offset by total transaction costs of $0.5 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with any required investment into BayMedica’s research and development efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through December 31, 2024, we funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $4.3 million and $4.0 million for the six months ended December 31, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $113 million as of December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects its cash, cash equivalents and short-term investments of $3.5 million as of December 31, 2024 and the receipt of $2.9M in gross proceeds from financing activities which took place in January 2025 (refer to Note 7 – Share Capital and Reserves and Note 13 – Subsequent Events included in this Quarterly Report), to be sufficient to fund its operating expenses and capital expenditure requirements through the end of the second quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the ‘health & wellness’ sector as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may require additional financing, and a failure to obtain this necessary capital when needed could force us to delay, limit, or reduce our investments in advertising and other strategic initiatives planned for future growth.

On December 13, 2024, we entered the SEPA with the Investor, whereby we have the right, but not the obligation, to sell to the Investor Common Shares up to the Commitment Amount during the 36-month period following the Effective Date, subject to certain conditions. The Common Shares that may be issued under the SEPA may be sold by us to the Investor at our discretion from time to time and sales of Common Shares under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell and issue the aggregate number of Common Shares that is equal to or in excess of the Exchange Cap, unless we obtain shareholder approval to issue Common Shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules and comply with certain other requirements as described in the SEPA. We are unable to predict or provide assurances as of the date of this Quarterly Report that such shareholder approval would be obtained on a timely manner, if at all. As a result, unless our stock price exceeds $5.15, we will be unable to sell the full Commitment Amount to the Investor without seeking stockholder approval to issue additional Common Shares in excess of the Exchange Cap. In addition, the issuance of Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99%, in the aggregate.

We may ultimately decide to sell all or some of the Common Shares that may be available for us to sell pursuant to the SEPA. Because the purchase price per share to be paid by the Investor for the Common Shares that we may elect to sell under the SEPA will fluctuate based on the market prices of our Common Shares during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of Common Shares that we will sell under the SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the SEPA. Further, the resale by the Investor of a significant number of Common Shares at any given time, or the perception that such sales may or are likely to occur, could cause the market price of our Common Shares to materially decline and be highly volatile.

Accordingly, due to the foregoing, we may not have access to the full Commitment Amount unless the market price of our Common Shares remains stable throughout the term of the SEPA. Any significant decrease to the price of our Common Shares could materially limit our ability to sell the full Commitment Amount to the Investor. If the aggregate selling price    of our Common Shares under the SEPA is below $5.15, it is possible that we may not be permitted to draw the full amount of proceeds of the drawdown request from the Investor, which may not provide adequate funding for our planned operations and may materially decrease our liquidity.

The transition to a new presidential administration in the United States, including the potential use and effects of tariffs to address the administration’s policy goals, could materially impact the macroeconomic framework in which we operate.

The transition to a new presidential administration in the United States could impact the macroeconomic framework in which we operate, and we are unable to precisely predict what actions the new administration will take. For example, on February 1, 2025, the current U.S. presidential administration announced the implementation of a 25% additional tariff on imports from Canada. While the administration agreed to put a 30-day pause on the implementation of such tariffs, such tariffs may ultimately be re-implemented in the event that the United States and Canada are ultimately unable to agree to economic terms. Any trade wars, through the implementation of tariffs or otherwise, has the potential to adversely affect us, including by impacting (a) the supply chains for our operations as well as the third parties with whom we engage, and (b) the macroeconomic markets at large.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the six months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Annual General Meeting – Director Resignation

At the 2024 AGM, the Company’s shareholders withheld the election of one nominee, Ms. Janet Grove, from being appointed as a member of the Board, in accordance with the Company’s Majority Voting Policy. As a result, Ms. Grove offered her resignation to the Board, and the Company’s Nominating & Governance Committee, in accordance with the Majority Voting Policy, considered her resignation and ultimately recommended to the Board to accept Ms. Grove’s resignation. On February 10, 2024, the Board elected to accept Ms. Grove’s resignation. The Board intends to initiate a search for an independent director to replace Ms. Grove as soon as reasonably practicable. In the interim, the Board will continue to operate with the remaining four directors, and each committee of the Board will be comprised of the three independent directors who were re-appointed for directorship at the 2024 AGM. The Board Chair will assume the role of Chair of the Nominating & Governance Committee.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1

Standby Equity Purchase Agreement, dated December 13, 2024, between InMed Pharmaceuticals Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 12, 2025	By:	/s/ Netta Jagpal
Chief Financial Officer