Form 10-Q
period 2025-03-31
InMed Pharmaceuticals Inc.
filed 2025-05-12
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, the registrant had 1,207,186 common shares, without par value, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

●	Ongoing compliance with applicable standards and requirements for the continued listing on Nasdaq of our common shares, no par value (the “Common Shares”);

●	The efficacy of the Company’s Reverse Stock Split which was effected by the Company on November 14, 2024, including its direct and indirect impact on the liquidity of our Common Shares;

●	The Company’s ability to stem operating losses and the Company’s ability to obtain additional financing to fund its operations, including under the terms of the SEPA (as defined below) and Amended ATM Agreement (as defined below);

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio;

●	The Company’s ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. InMed has created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions, and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

ii

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	Adverse macroeconomic conditions, including inflationary pressures and potential recessionary conditions and the threat or actual adoption of tariffs, retaliatory tariffs and duties, trade barriers and restrictions, and related international trade conflicts, including by the United States, Canada or other jurisdictions, could materially and adversely impact the macroeconomic framework in which we (and our counterparties with which we engage) operate;

●	Changes in the status and outcome of pending, or the initiation of new, litigation, claims, proceedings, disputes or arbitrations (such as with respect to the Patent License Matter or otherwise), including our ability to prevail in connection with any such litigation, claims, proceedings, disputes and arbitrations (and any other appeal, cross-claim or counterclaim), could materially and adversely impact our operating results and financial condition;

●	Our ability to seek additional funding through equity financings, debt financings and/or other capital sources, including the Company’s ability to obtain (i) financing on acceptable terms, if at all, and (ii) all related approvals in order to consummate such financing activities; and

●	Our ability to effectively and readily identify suitable strategic transaction candidates, including mergers, acquisitions, in- or out-licensing, at reasonable valuations, consummate any transactions and/or successfully integrate any acquired business into our operations, or otherwise consummate a wide range of strategic transactions, and the fact that any such transaction, even if consummated, may not be successful or improve our operating results and financial condition.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, which was filed with the SEC on September 30, 2024 (the “2024 Annual Report”), Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “December 2024 Form 10-Q”), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

iii

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2025 and 2024

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2025

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	March 31,	June 30,
	2025	2024
	Unaudited
	$	$
ASSETS
Current
Cash and cash equivalents	4,679,826	6,571,610
Short-term investments	40,582	43,064
Accounts receivable (less provision for credit losses of $nil in each of March 31, 2025 and June 30, 2024)	367,813	352,838
Inventories, net	813,970	1,244,324
Prepaids and other current assets	507,872	477,749
Total current assets	6,410,063	8,689,585

Non-Current
Property, equipment and operating lease right-of-use (“ROU”) assets, net	1,108,662	1,249,999
Intangible assets, net	1,661,109	1,783,198
Other assets	100,000	100,000
Total Assets	9,279,834	11,822,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,409,715	1,654,011
Current portion of operating lease obligations	429,247	317,797
Total current liabilities	1,838,962	1,971,808

Non-current
Operating lease obligations, net of current portion	419,347	644,865
Total Liabilities	2,258,309	2,616,673
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common Shares, unlimited authorized shares: 1,207,186 and 445,908, as of March 31, 2025 and June 30, 2024, respectively, issued and outstanding	87,457,095	82,784,400
Additional paid-in capital	34,885,442	35,368,899
Accumulated deficit	(115,449,581)	(109,075,759)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	7,021,525	9,206,109
Total Liabilities and Shareholders’ Equity	9,279,834	11,822,782

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	$	$	$	$
Sales	1,261,578	1,172,601	3,637,923	3,314,663
Cost of sales	1,085,953	883,143	2,507,991	2,679,821
Gross profit	175,625	289,458	1,129,932	634,842

Operating Expenses
Research and development and patents	909,653	656,764	2,741,200	2,558,648
General and administrative	1,328,996	1,374,095	4,304,505	4,036,784
Amortization and depreciation	52,306	54,767	160,087	164,833
Foreign exchange loss	22,165	48,156	50,608	36,717
Total operating expenses	2,313,120	2,133,782	7,256,400	6,796,982

Other Income (Expense)
Interest and other income	16,565	121,458	104,195	424,261
Finance expense	-	-	(351,549)	-
Loss before income taxes	(2,120,930)	(1,722,866)	(6,373,822)	(5,737,879)

Tax expense		-	-	-
Net loss for the period	(2,120,930)	(1,722,866)	(6,373,822)	(5,737,879)

Net loss per share for the period
Basic and diluted	(1.94)	(3.58)	(7.93)	(16.48)
Weighted average outstanding common shares
Basic and diluted	1,095,973	480,649	803,909	348,097

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three and Nine Months ended March 31, 2025 and 2024

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Private placement	186,361	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	666,969	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444
Private Placement	57,183	396,153	-	-	-	396,153
Share issuance costs	-	(57,632)	-	-	-	(57,632)
Loss for the period	-	-	-	(2,575,024)	-	(2,575,024)
Share-based compensation	-	-	23,159	-	-	23,159
Balance December 31, 2024	724,152	84,537,194	34,844,988	(113,328,651)	128,569	6,182,100
Private Placement	483,034	2,935,004	-	-	-	2,935,004
Share issuance costs	-	(15,103)	-	-	-	(15,103)
Loss for the period	-	-	-	(2,120,930)	-	(2,120,930)
Share-based compensation	-	-	40,454	-	-	40,454
Balance March 31, 2025	1,207,186	87,457,095	34,885,442	(115,449,581)	128,569	7,021,525

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2023	166,410	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Net loss	-	-	-	(2,536,828)	-	(2,536,828)
Share-based compensation	-	-	25,191	-	-	25,191
Balance September 30, 2023	166,410	77,620,252	35,766,306	(103,937,037)	128,569	(9,578,090)
Private placement	116,989	2,316,381	2,899,812	-	-	5,216,193
Share issuance costs	-	-	(562,151)	-	-	(562,151)
Loss for the period	-	-	-	(1,478,185)	-	(1,478,185)
Share-based compensation	-	-	18,264	-	-	18,264
Balance December 31, 2023	283,399	79,936,633	38,122,231	(105,415,222)	128,569	12,772,211
Private placement	33,850	670,230	(670,230)	-	-	-
Loss for the period	-	-		(1,722,866)	-	(1,722,866)
Share-based compensation	-	-	55,305	-	-	55,305
Balance March 31, 2024	317,249	80,606,863	37,507,306	(107,138,088)	128,569	11,104,650

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months ended March 31, 2025 and 2024

Expressed in U.S. Dollars

	For the Nine Months Ended
	March 31,
	2025	2024
	$	$
Cash used in:

Operating Activities
Net loss	(6,373,822)	(5,737,879)
Items not requiring cash:
Amortization and depreciation	160,087	164,833
Share-based compensation	92,577	98,760
Amortization of ROU assets	243,555	287,824
Interest income received on short-term investments	567	(1,271)
Unrealized foreign exchange loss	44,875	2,607
Inventory write-down	-	263,404
Changes in operating assets and liabilities:
Inventories	430,354	159,000
Prepaids and other currents assets	(12,145)	(520,653)
Other non-current assets	-	4,908
Accounts receivable	(14,975)	52,718
Accounts payable and accrued liabilities	(244,297)	(425,446)
Deferred rent	-	(16,171)
Operating lease obligations	(315,221)	(289,302)
Total cash used in operating activities	(5,988,445)	(5,956,668)

Investing Activities
Sale of short-term investments	40,039	42,513
Purchase of short-term investments	(40,039)	(42,513)
Purchase of property and equipment	-	(9,293)
Total cash used in investing activities	-	(9,293)

Financing Activities
Proceeds from the private placement	4,361,220	5,216,193
Private placement issuance costs	(264,559)	(562,151)
Total cash provided by financing activities	4,096,661	4,654,042
Decrease in cash and cash equivalents during the period	(1,891,784)	(1,311,919)
Cash and cash equivalents beginning of the period	6,571,610	8,912,517
Cash and cash equivalents end of the period	4,679,826	7,600,598

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant modification recorded as equity issuance costs	$-	$3,508,749
Preferred investment options to its placement agent	$-	$325,699
Recognition of ROU asset and corresponding operating lease liability	$187,223	$968,376

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions, circumstances and events, considered individually and in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

Through March 31, 2025, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares, no par value per share (the “Common Shares”) to unaffiliated third parties. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $6.4 million and $5.7 million for the nine months ended March 31, 2025 and 2024, respectively. In addition, the Company has an accumulated deficit of approximately $115.4 million as of March 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future.

As of the date of this Quarterly Report, the Company expects its cash, cash equivalents and short-term investments of $4.7 million as of March 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the ‘health & wellness’ sector as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The Company expects to continue to seek additional funding through equity financings, debt financings and/or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders.

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

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of March 31, 2025 and June 30, 2024, the Company held $1,624,576 and $1,939,482, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation insurable limits. The Company has not previously experienced any losses related to these balances. The uninsured cash balance as of March 31, 2025 was $2.5 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

Concentration of customers

The following tables summarizes the information about the Company’s concentration of customers:

	Customer A	Customer B	Customer C	Customer D	Customer E

Three Months Ended March 31, 2025
Revenues, customer concentration risk	25%	37%	* %	* %	*	%

Three Months Ended March 31, 2024
Revenues, customer concentration risk	16%	21%	29%	16%	10%

Nine Months Ended March 31, 2025
Revenues, customer concentration risk	27%	29%	11%	* %	*	%

Nine Months Ended March 31, 2024
Revenues, customer concentration risk	* %	16%	39%	15%	10%

As of March 31, 2025
Accounts receivable, customer concentration risk	34%	47%	* %	14%	*	%

As of June 30, 2024
Accounts receivable, customer concentration risk	32%	20%	15%	15%	14%

*	Less than 10%.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After the consummation of equity or debt financings, these related costs are recorded in shareholders’ equity or liabilities as a reduction of proceeds generated as a result of the offering. If the planned financing is abandoned, the deferred offering costs are thereafter expensed as a charge to other income (expense) in the consolidated statement of operations. For the nine months ended March 31, 2025, the Company recorded deferred offering costs of $25,000, in connection with ongoing financing.

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

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. There was no impairment loss during the three and nine months ended March 31, 2025 and 2024.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as of March 31, 2025 and June 30, 2024 due to their immediate or short-term maturities.

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

	As of March 31,
	2025	2024
Options	61,864	33,924
Warrants	509,580	660,204
	571,444	694,128

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

3.	INVENTORIES

Inventories consisted of the following:

	March 31, 2025	June 30, 2024
	$	$
Raw materials	258,300	372,695
Work in process	323,714	30,817
Finished goods	231,956	840,812
Inventories	813,970	1,244,324

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. During the three months ended March 31, 2025 and 2024, the write-down of inventories to net realizable value was $0 and $0 respectively. During the nine months ended March 31, 2025 and 2024, the write-down of inventories to net realizable value was $0 and $263,404 respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of March 31, 2025 and June 30, 2024, the Company has $103,434 as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	March 31, 2025	June 30, 2024
	$	$
ROU Assets (leases)	1,891,009	2,135,811
Equipment	429,091	429,090
Furnishings	-	40,409
Property and equipment	2,320,100	2,605,310
Less: accumulated depreciation and amortization	(1,211,438)	(1,355,311)
Property, equipment and ROU assets, net	1,108,662	1,249,999

Depreciation expense on computer equipment, lab equipment and furnishing for the three months ended March 31, 2025 and 2024, was $12,203 and $14,220, respectively, and was recorded in general and administrative expenses. Amortization expense related to the ROU assets for the three months ended March 31, 2025 and 2024, was $77,278 and $95,615, respectively, and was recorded in general and administrative expenses.

Depreciation expense on computer equipment, lab equipment and furnishing for the nine months ended March 31, 2025 and 2024, was $37,998 and $42,302, respectively, and was recorded in general and administrative expenses. Amortization expense related to the ROU assets for the nine months ended March 31, 2025 and 2024, was $243,555 and $287,824, respectively, and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2025	June 30, 2024
	$	$
Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,266,311)	(1,144,222)
Intangible assets, net	1,661,109	1,783,198

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As of March 31, 2025, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the three months ended March 31, 2025 and 2024 was $40,103 and $40,993 respectively. Amortization expense on intangible assets for the nine months ended March 31, 2025 and 2024 was $122,089 and $122,531 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Year ending June 30,	$
2025 (remaining)	40,657
2026	162,746
2027	162,746
2028	162,746
2029	162,746
Thereafter	969,468
Total	1,661,109

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2025	June 30, 2024
	$	$
Trade payables	559,811	626,190
Accrued research and development expenses	105,797	242,066
Inventory related accruals	3,698	41,004
Employee compensation, benefits and related accruals	464,665	488,278
Accrued general and administrative expenses	275,744	256,473
Accounts payable and accrued liabilities	1,409,715	1,654,011

7.	SHARE CAPITAL AND RESERVES

Authorized

As of March 31, 2025, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of March 31, 2025 and June 30, 2024.

The Company may, from time to time, issue Preferred Shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), pursuant to which the Company may offer and sell Common Shares, from time to time, in “at the market” offerings through the Agent. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. During the nine months ended March 31, 2025, the Company issued 313,242 Common Shares for gross proceeds of approximately $1.9 million. This amount has been offset by financing fees of approximately $265,000. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025.

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA (the “Effective Date”). The total number of Common Shares under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Common Shares as of the Effective Date unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. In addition, the issuance of our Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99% in the aggregate of our Common Shares issued and outstanding. The Common Shares issued and sold to the Investor will be priced at 97% of the Market Price (as defined in the SEPA) during a specified three-day pricing period.) The Company reserves the right to set a minimum acceptable price for the Common Share issuances made under the SEPA. During the nine months ended March 31, 2025, the Company issued 413,336 Common Shares for gross proceeds of approximately $2.5 million. Certain terms of the SEPA, including with respect to the specified three-day pricing period discussed above, may be modified or waived, as mutually agreed upon by the Investor, on the one hand, and the Company, on the other, in accordance with Section 12.02 and the other provisions of the SEPA. The foregoing description of the terms of the SEPA does not purport to be complete and is qualified in its entirety by reference to the full text of the SEPA.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 and the Company is also obligated to pay a commitment fee in an amount equal to 2.50% of the Commitment Amount (or $250,000), 25% of which was paid in December 2024. The remaining 75% of the Commitment Fee shall be paid in three equal quarterly installments beginning on the three-month anniversary of the Effective Date, with each such installment to be paid at the Company’s option either in cash or by the issuance to the Investor of such number of Common Shares that is equal to such portion of the deferred fee divided by the lowest daily VWAP of the Common Shares during the consecutive Trading Days immediately prior to the date of such installment at the Effective Date. The Commitment Fee and other SEPA related fees of $351,549 were expensed during the three and nine months ended March 31, 2025, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Common Share Warrants

The Company did not grant any warrants during the nine months ended March 31, 2025.

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at June 30, 2024	544,280	$20.4
Warrants Granted	-	-
Exercised	(34,700)	-
Expire/Cancelled	-	-
Warrants Outstanding as at March 31, 2025	509,580	$30.18

Warrants Exercisable as at March 31, 2025	509,580	$30.18

As of March 31, 2025 and June 30, 2024, the warrants exercisable and outstanding have an intrinsic value of $nil and $184,539, respectively, with a weighted average remaining life of 4 years and 6 years, respectively.

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

As of March 31, 2025 and June 30, 2024, there were 40,824 and 8,966 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

On December 20, 2024, the Company granted 28,700 stock options to its employees and external directors.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted during the three and nine months ended March 31, 2025 and 2024, are summarized in the table below.

	2025	2024
Exercise price	$4.14	$0.37
Risk-free interest rate	4.21%	3.95-4.30%
Volatility	125%	116-203%
Expected life (years)	3.4	3.5-3.6
Dividend yield	$0%	$0%

The following is a summary of changes in the Company’s outstanding options from July 1, 2024 to March 31, 2025:

	Number	Weighted Average Exercise Price
Balance at July 1, 2024	33,722	$56.69
Granted	28,700	4.14
Expired/Forfeited	(558)	45.19
Balance at March 31, 2025	61,864	$32.41
March 31, 2025:
Vested and exercisable	19,768	$89.96
Unvested	42,096	$5.39

Total expenses arising from share-based payment transactions recognized during the three months ended March 31, 2025 and 2024 were $40,454 and $55,305 respectively, of which $23,854 and $9,768, respectively, was allocated to general and administrative expenses, $15,956 and $6,659, respectively, was allocated to research and development expenses, and $644 and $506, respectively, was allocated to Cost of Goods sold.

Total expenses arising from share-based payment transactions recognized during the nine months ended March 31, 2025 and 2024 were $92,578 and $98,760 respectively, of which $55,393 and $57,231, respectively, was allocated to general and administrative expenses, $36,172 and $41,024, respectively, was allocated to research and development expenses, and $1,013 and $505, respectively, was allocated to cost of goods sold.

Unrecognized compensation cost as of March 31, 2025 (which was related to unvested options) was $99,006, which will be recognized over a weighted-average vesting period of approximately 1.3 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum operating lease payments as follows:

Maturity Analysis	March 31, 2025
$
Year 1	116,000
Year 2	469,369
Year 3	313,230
Year 4	-
Year 5	-
Total undiscounted operating lease liabilities	898,599
Less: imputed interest	(50,005)
Present value of operating lease liabilities	848,594

Less: Current portion of operating lease liabilities	(429,247)
Non-current portion of operating lease liabilities	(419,347)

On July 29, 2024, the Company entered into a lease agreement for new office space. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement. The Company used an incremental borrowing rate of 7% and recognized an ROU asset and corresponding operating lease liability of $205,201.

On October 5, 2023, BayMedica amended its lease located at 458 Carlton Court, Suite C, South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,295,759 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a ROU asset and corresponding operating lease liability of $953,935. The Company can terminate the lease with three months written notice and a payment of $187,938.

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

The ‘InMed Pharma’ segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the ‘BayMedica Commercial’ segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the ‘InMed Pharma’ segment as of March 31, 2025 and June 30, 2024 were $5.7 million and $9.2 million, respectively. Total assets as of March 31, 2025 and June 30, 2024, held in the ‘BayMedica Commercial’ segment were $3.6 million and $2.6 million, respectively.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$
Sales	-	1,261,578	1,261,578	-	1,172,601	1,172,601
Cost of sales	-	(1,085,953)	(1,085,953)	-	(883,143)	(883,143)
Research and development patents	(896,466)	(13,187)	(909,653)	(620,223)	(36,541)	(656,764)
General and Administrative	(1,113,297)	(215,699)	(1,328,996)	(1,172,023)	(202,072)	(1,374,095)
Amortization and depreciation	(51,706)	(600)	(52,306)	(54,168)	(599)	(54,767)
Foreign exchange gain (loss)	(22,165)	-	(22,165)	(48,156)	-	(48,156)
Interest and other income	16,565	-	16,565	102,987	18,471	121,458
Net Income (Loss)	(2,067,069)	(53,861)	(2,120,930)	(1,791,583)	68,717	(1,722,866)

The following table presents information about the Company’s reportable segments for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,
	2025			2024
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$
Sales	-	3,637,923	3,637,923	-	3,314,663	3,314,663
Cost of sales	-	(2,507,991)	(2,507,991)	-	(2,679,821)	(2,679,821)
Research and development patents	(2,715,044)	(26,156)	(2,741,200)	(2,458,576)	(100,072)	(2,558,648)
General and Administrative	(3,684,397)	(620,108)	(4,304,505)	(3,434,917)	(601,867)	(4,036,784)
Amortization and depreciation	(158,289)	(1,798)	(160,087)	(163,045)	(1,788)	(164,833)
Foreign exchange gain (loss)	(50,608)	-	(50,608)	(36,717)	-	(36,717)
Interest and other income	104,195	-	104,195	424,480	(219)	424,261
Finance expense	(351,549)		(351,549)	-	-	-
Net Income (Loss)	(6,855,692)	481,870	(6,373,822)	(5,668,775)	(69,104)	(5,737,879)
Cash and Cash Equivalents	4,352,340	327,485	4,679,825	6,578,230	1,022,368	7,600,598

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of March 31, 2025, the Company was committed for contract research services and materials at a cost of approximately $771,999, expected to occur in the following twelve-month period.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (NRC-IRAP), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of March 31, 2025, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one-year terms, of $40,852 and $43,064 as of March 31, 2025 and June 30, 2024, respectively, that are pledged as security for a corporate credit card.

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

Subsequent to March 31, 2025, BayMedica received a letter from the Licensor, on April 29, 2025, of its intention to commence arbitration proceedings pursuant to section 8.9 of the Patent License Agreement together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. BayMedica intends to vigorously defend its position. At this time, it is not possible to reasonably estimate a potential loss due to the terms of the Patent License Agreement and the ultimate outcome of any such proceedings (including the interpretation by the arbitrator with respect to applicable requirements under Ontario law regarding contract formation).

12.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company, a position she held until February 10, 2025, at which time the Company’s Board of Directors (the “Board”), upon the outcome of the Nominating & Governance Committee’s determination and recommendation, elected to accept her resignation from the Board. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRFC”). During the three and nine months ended March 31, 2024, NRFC and Norton Rose Fulbright US LLP (“NRFUS” and together with NRFC, “NRF”) rendered legal services in the amount of $66,000 and $197,155, respectively, to the Company. During the period from July 1, 2024 to February 10, 2025, NRF rendered legal services in the amount of $316,977, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were provided by Ms. Grove directly.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. For more information, see “Special Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we strongly encourage you to review the risks and uncertainties described in “Risk Factors” in the 2024 Annual Report, the “Risk Factors” identified in Item 1A. of this Quarterly Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

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

Recent Developments

Standby Equity Purchase Agreement

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of our Common Shares at any time during the 36-month period following the effective date of the SEPA (the “Effective Date”). The total number of Common Shares under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Common Shares as of the Effective Date unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. In addition, the issuance of our Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99% in the aggregate of our Common Shares issued and outstanding. The Common Shares issued and sold to the Investor will be priced at 97% of the Market Price (as defined in the SEPA) during a specified three-day pricing period.) The Company reserves the right to set a minimum acceptable price for the Common Share issuances made under the SEPA. The Company did not issue any Common Shares under the SEPA as at March 31, 2025.  Certain terms of the SEPA, including with respect to the specified three-day pricing period discussed above, may be modified or waived, as mutually agreed upon by the Investor, on the one hand, and the Company, on the other, in accordance with Section 12.02 and the other provisions of the SEPA. The foregoing description of the terms of the SEPA does not purport to be complete and is qualified in its entirety by reference to the full text of the SEPA.

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

As of the date of this Quarterly Report, the Company has issued 413,336 Common Shares for gross proceeds of $2,455,600 pursuant to the terms of the SEPA.

Special Meeting of the Company’s Shareholders

On April 4, 2025, the Company announced the meeting, record date and certain other information relating to a special meeting of the Company’s shareholders to be held on June 13, 2025 (the “June Special Meeting”), pursuant to a filing submitted to the System for Electronic Document Analysis and Retrieval (“SEDAR”) in Canada. On April 29, 2025, the Company filed a Notice of Special Meeting and Information Circular on the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) as the preliminary proxy statement required under Section 14A of the United States Securities Exchange Act of 1934, as amended (the “Preliminary Proxy Statement”). The Company expects to file the definitive proxy statement on or about May 12, 2025, and will thereafter mail copies of the definitive proxy statement and proxy card and accompanying materials to holders of our Common Shares. At the June Special Meeting, holders of the Common Shares will be asked to approve the potential issuance of 20% or more of the Company’s issued and outstanding Common Shares under the SEPA pursuant to Nasdaq Listing Rules 5635(d) and 5635(b). The Company encourages its holders of Common Shares to review the entirety of the Preliminary Proxy Statement made available on EDGAR (as well as the definitive proxy statement, once filed, on EDGAR), as it contains important information concerning the SEPA and related considerations, as well as the June Special Meeting, including instructions as to how to vote such holder’s Common Shares.

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

As of the date of this Quarterly Report, the Company has issued a total of 313,245 Common Shares for gross proceeds of $1.9 million, pursuant to the terms of the Amended ATM Agreement. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025. The Company may, in management’s sole discretion and based on its assessment of, among other things, existing market factors, elect to file a new registration with the SEC in connection with the Amended ATM Agreement.

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

Economic and Trade Policy Uncertainty

The Company continues to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the U.S. and other jurisdictions. While no specific tariffs have been implemented during the reporting period covered by this Quarterly Report that directly and materially affect the Company’s operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty and could impact the counterparties with whom we commercially engage. As of March 31, 2025, the Company’s management has not identified any material and adverse effects on the Company’s financial position, results of operations, or estimates related to credit losses or asset impairments as a result of the implementation of such tariffs and trade policies; however, the ultimate outcome and impact of such trade policies are not fully ascertainable as of the date hereof. See Item 1A. “Risk Factors—The threat or actual adoption of tariffs, retaliatory tariffs and duties, trade barriers and restrictions, and related international trade conflicts, including by the United States, Canada or other jurisdictions, could materially impact the macroeconomic framework in which we operate” discussed below.

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses increased in the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, primarily due to an increased level of work in support of our current programs. As products advance through the research and development phases towards human clinical trials, we generally expect that our R&D expenses will correspondingly increase. We intend to continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies into and through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected research and development and commercial BayMedica activities. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Comparison of the three months ended March 31, 2025 and 2024 for the InMed Pharma Segment

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$896	$620	$276	45%
General and administrative	1,113	1,172	(59)	(5)%
Amortization and depreciation	52	54	(2)	(4)%
Foreign exchange (gain) loss	22	48	(26)	(54)%
Total operating expenses	2,083	1,894	(189)	(10)%
Interest and other income	17	103	(86)	(83)%
Net loss	$(2,066)	$(1,791)	$(275)	15%

Research and Development and Patents Expenses

Research and development and patents expenses increased by $276,000 in our InMed Pharma segment, or 45%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in research and development and patents expenses primarily resulted from an increase in external contractors relating to our INM-901 and INM-089 programs and patent fees, offset by a decrease in compensation expense. However, we expect our research and development expenses to increase significantly in future periods as we move closer to conducting clinical trials for the INM-901 and INM-089 programs which will result in higher costs related to studies, and drug supplies, and increased regulatory requirements, as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses decreased by $59,000 in our InMed Pharma segment, or 5%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease resulted primarily from a combination of changes, including lower accounting fees, share-based payments, and shareholder communication fees. This amount was offset by an increase in regulatory fees and consulting fees.

Foreign exchange loss

The Company’s functional currency is the US dollar and our foreign exchange loss is predominantly due to transactions with foreign currency. Foreign exchange loss decreased by $26,000 in our ‘InMed Pharma’ segment, or 54%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, as a consequence of the Company holding non-US denominated assets and liabilities combined with fluctuations in foreign exchange rates.

Comparison of the three months ended March 31, 2025 and 2024 for the BayMedica Commercial Segment

	Three Months Ended March 31 ,
	2025	2024	Change	% Change
	(in thousands)
Sales	$1,262	$1,173	$89	8%
Cost of sales	1,086	883	203	23%
Gross profit	176	290	(114)	(39)%

Operating expenses:
Research and development and patents	13	37	(24)	(65)%
General and administrative	216	202	14	7%
Amortization and depreciation	1	1	-	-%
Total operating expenses	230	240	(11)	(4)%
Interest and other income	-	18	(18)	(100)%
Tax expense	-	-	-	-%
Net Income	$(54)	$68	$(122)	(179)%

Sales

Sales increased by $89,000 in our BayMedica Commercial segment, or 8%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in sales resulted from expanded marketing efforts and increased demand for certain cannabinoid products. While market demand increased, the need to remain price competitive impacted overall profitability for the period. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that are expected to contribute to the highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold increased by $203,000 in our ‘BayMedica Commercial’ segment, or 23%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in cost of goods sold was primarily the result of an increase in sales of lower margin products.

General and administrative expenses

General and administrative expenses increased by $13,000 in our BayMedica segment, or 6%, for the period ended March 31, 2025 as compared to the period ended March 31, 2024. The increase results primarily from a combination of changes including higher personnel expenses, accounting and legal fees, and marketing expenses.

Comparison of the nine months ended March 31, 2025 and 2024 for the InMed Pharma Segment

	Nine Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands)
Operating expenses:
Research and development and patents	$2,715	$2,459	$256	10%
General and administrative	3,684	3,435	249	7%
Amortization and depreciation	158	163	(5)	(3)%
Foreign exchange (gain) loss	51	37	14	38%
Total operating expenses	6,608	6,094	514	8%
Interest and other income	104	424	(320)	(75)%
Finance expense	(352)	-	(352)
Net loss	$(6,856)	(5,670)	$(1,186)	21%

Research and development expenses

Research and development expenses increased by $256,000 in our InMed Pharma segment, or 10%, for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024. The increase resulted primarily from a combination of changes including external contractors and research supplies. This increase was offset by a decrease in lower personnel compensation.

Comparison of the nine months ended March 31, 2025 and 2024 for the BayMedica Commercial Segment

	Nine Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands)
Sales	$3,638	$3,315	$323	10%
Cost of sales	2,508	2,680	(172)	(6)%
Gross profit	1,130	635	495	78%

Operating expenses:
Research and development and patents	26	100	(74)	(74)%
General and administrative	620	602	18	3%
Amortization and depreciation	2	2	-	-%
Total operating expenses	648	704	(56)	(8)%
Interest and other income	-	-	-	-%
Tax expense	-	-	-	-
Net Income	$482	$(69)	$551	(799)%

Sales

Sales increased by $323,000 in our BayMedica Commercial segment, or 10%, for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024. The increase in sales resulted from expanded marketing efforts and increased demand for certain cannabinoid products. While market demand increased, the need to remain price competitive impacted overall profitability for the period. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that are expected to the contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of sales

Cost of goods sold decreased by $172,000 in our ‘BayMedica Commercial’ segment, or 6%, for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024. The decrease in cost of goods sold is primarily the result of a decrease in write-down of inventories to net realizable value during the nine months ended March 31, 2025.

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $4.7 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Net cash used in operating activities	$(5,988)	$(5,957)
Net cash used in investing activities	-	(9)
Net cash provided by financing activities	4,097	4,654
Net (decrease) increase in cash and cash equivalents	$(1,891)	$(1,312)

Operating Activities

During the nine months ended March 31, 2025, we used cash in operating activities of $6.0 million, primarily resulting from our net loss of $6.4 million combined with a $141,000 decrease in changes in our non-cash working capital, partially offset by non-cash expenses contributing to net cash using in operating activities.

During the nine months ended March 31, 2024, we used cash in operating activities of $5.9 million, primarily resulting from our net loss of $5.7 million combined with changes in our working capital and non-cash expenses contributing to net cash used in operating activities.

Investing Activities

During the nine months ended March 31, 2025, there was no change in investing activities as a result of the purchases and sale of short-term investments.

During the nine months ended March 31, 2024, cash used in investing activities of $10 thousand resulted from the purchases and sale of short-term investments, as well as the purchase of property and equipment.

Financing Activities

During the nine months ended March 31, 2025, cash provided by financing activities of $4.1 million consisted of $4.4 million in gross proceeds from the sale of Common Shares under the Amended ATM Agreement and SEPA, offset by total transaction costs of approximately $0.3 million.

During the nine months ended March 31, 2024, cash provided by financing activities of $4.7 million consisted of $5.2 million of gross proceeds from private placements of our Common Shares, offset by total transaction costs of approximately $0.5 million.

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

Through March 31, 2025, we funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $6.4 million and $5.7 million for the nine months ended March 31, 2025 and 2024, respectively. In addition, we have an accumulated deficit of $115.5 million as of March 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of this Quarterly Report, the Company expects its cash, cash equivalents and short-term investments of $4.7 million as of March 31, 2025, to be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of calendar 2025, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the ‘health & wellness’ sector as well as the level and timing of Company operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing shareholders.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property- related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company;

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio;

●	the level and timing of realizing revenues from the BayMedica commercial operations; and

●	the impact of adverse macroeconomic factors and considerations, including the implementation and consequence of tariffs and other fiscal policies.

A change in the outcome of any of these factors, or other variables with respect to the development of any of our Products and Product Candidates, could significantly change the costs and timing associated with their development. We will need to continue to rely on additional financing to achieve our business objectives.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Except for the matters discussed in Note 11 of the unaudited condensed consolidated financial statements included in this Quarterly Report, the disclosure of which is incorporated in this Item 1. Part II of this Quarterly Report by reference, we are not presently involved in any active legal proceedings that we believe to be material to the Company. From time to time, we may be subject to various pending or threatened legal actions, claims and proceedings, including those that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2024 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Report, except as set forth below and in the December 2024 Form 10-Q. You should carefully consider such factors in the 2024 Annual Report, the December 2024 Form 10-Q and below, which could materially and adversely affect our business, financial condition and future results. The risks described in our 2024 Annual Report, the December 2024 Form 10-Q and below, are not exhaustive and therefore, there are additional risks facing the Company that could adversely affect its business, financial condition and future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We will require additional financing, and a failure to obtain this necessary capital when needed could force us to delay, limit, or reduce our investments in marketing and other strategic initiatives planned for future growth.

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

Accordingly, due to the foregoing, we may not have access to the full Commitment Amount unless the market price of our Common Shares remains stable throughout the term of the SEPA. Any significant decrease to the price of our Common Shares could materially limit our ability to sell the full Commitment Amount to the Investor. If the aggregate selling price    of our Common Shares under the SEPA is below $5.15, it is possible that we may not be permitted to draw the full amount of proceeds of the drawdown request from the Investor, which may not provide adequate funding for our planned operations and may materially decrease our liquidity. On April 4, 2025, the Company announced the meeting, record date and certain other information relating to the June Special Meeting, pursuant to a filing submitted to SEDAR. On April, 29,2025, the Company filed the Preliminary Proxy Statement on EDGAR. The Company expects to file the definitive proxy statement on or about May 12, 2025, and will subsequently mail copies of the definitive proxy statement and proxy cared and accompanying materials to the Company’s holders of Common Shares. At the June Special Meeting, holders of Common Shares will be asked to approve the potential issuance of 20% or more of the Company’s issued and outstanding Common Shares under the SEPA pursuant to the Nasdaq Listing Rules 5635(d) and 5635(b).

The threat or actual adoption of tariffs, retaliatory tariffs and duties, trade barriers and restrictions, and related international trade conflicts, including by the United States, Canada or other jurisdictions, could materially impact the macroeconomic framework in which we operate.

Since taking office in January 2025, the current U.S. presidential administration has issued numerous executive orders, including with respect to international and domestic policies, and in the first and second quarters of 2025, there were significant changes to tariffs by the U.S. and other countries. In the second quarter of 2025, new U.S. tariffs were announced, including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by the governments in response could be significantly more severe and restrictive. Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks and manage our supply chains accordingly, prolonged economic or geopolitical disruptions could adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial conditions and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report. The ultimate outcome and consequences of the implementation of tariffs or other restrictive trade measures by the U.S. and other countries (including in the form of reciprocal measures) remains highly uncertain. Any trade wars, through the implementation of tariffs or otherwise, could materially and adversely affect us, directly and indirectly, including by adversely impacting the supply chains for our operations, declining consumer confidence, inflation, lower economic expectations, and increasing the costs of services we provide and utilize.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the nine months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 12, 2025	By:	/s/ Netta Jagpal
Chief Financial Officer