Form 10-K
period 2025-06-30
InMed Pharmaceuticals Inc.
filed 2025-09-23
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

Suite 1445, 885 West Georgia St., Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive office)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	INM	The Nasdaq Capital Market

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

As of December 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $3,316,582.

On September 17, 2025, there were 2,384,186 shares of the registrant’s common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2025 are incorporated herein by reference into Part III of this Annual Report (as defined below).

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” “InMed”, “we”, “our”, or “us”) anticipated results and progress of our operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, “budget”, “possible”, “should”, “future”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of this Annual Report, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, and the following:

●	Our ability to stem operating losses and our ability to obtain additional financing to fund our operations;

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio;

●	Our ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that our manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. We have created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it may be a potential manufacturing method in the future which could reduce the need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence (“AI”);

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) the Russo-Ukrainian war and (ii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The outcome of any legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities, including our ongoing matter with a third party licensor; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum bid price rule, and the actual or threatened delisting of our securities by Nasdaq.

This list is not exhaustive of the factors, events, conditions and circumstances that may affect the “forward-looking statements” and “forward-looking information” contained in this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements, which differences could be material. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a pharmaceutical company developing a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1 and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with our wholly owned subsidiary, BayMedica, LLC, or BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

We have sought to focus on the research and development of preferential signaling ligands of CB1 and CB2, and have produced a library of novel, proprietary drug candidates, or Product Candidates. These Product Candidates are patentable new chemical entities, or NCEs, for pharmaceutical development, aimed at targeting diverse clinical indications. Our current potential pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry Age-Related Macular Degeneration, or dry AMD, and Epidermolysis Bullosa, or EB.

Our INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor, or PPAR, signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease.

Outcomes from our ocular research, based on the proprietary small molecule INM-089, indicate potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of retinal function. Neuroprotection in dry AMD remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

We have completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in treating symptoms related to EB. Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cream versus the control cream alone in an exploratory clinical evaluation. We are also pursuing strategic partnership opportunities for INM-755 in EB and other itch-related skin conditions.

Together with BayMedica, our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With multiple manufacturing approaches, we have sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality, high purity Products and Product Candidates fit for their intended uses. BayMedica’s commercial business specializes in the B2B commercialization of bulk rare, non-intoxicating cannabinoids as raw materials for the Health and Wellness sector that are bioidentical to those found in nature.

Corporate Information

We were originally incorporated in the Province of British Columbia, under the Business Corporations Act (British Columbia) (the “BCBCA”), on May 19, 1981 (the “Incorporation Date”), and we have undergone a number of executive management, corporate name and business sector changes since such Incorporation Date, ultimately changing our name to “InMed Pharmaceuticals Inc.” on October 6, 2014. Our principal executive offices are located at Suite 1445, 885 West Georgia Street, Vancouver, BC, V6C 3E8 and our telephone number is +1-604-669-7207. Our website is https://www.inmedpharma.com/. The information that is contained on, or that may be linked to or accessed through our website, is not incorporated, in whole or in part, into this Annual Report in any respect. We have included our website address in this Annual Report solely as an inactive textual reference.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has 20 to 30+ years of industry experience, including our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), General Manager and VPs of Preclinical Drug Development, Discovery Research, Chemistry, Synthetic Biology and of Sales & Marketing. Together, this management team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization of pharmaceutical and wellness products. Additionally, the management team has significant experience in company formation, capital raises, mergers and acquisitions, business development, and sales and marketing in the pharmaceutical and other industries. Our Board is constituted of individuals with significant experience in the pharmaceutical and biotechnology industries. As of September 12, 2025, inclusive of our management team, we had 13 full-time employees, and we also utilize the services of several consultants. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that we maintain strong relations with our employees.

We are committed to growing our business over the long-term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and opportunity, and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of the Company. We have, therefore, implemented compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business, including what we believe to be competitive salaries, stock options awards to permanent employees (both upon initial hiring and on an annual basis thereafter), and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include, among others, our Code of Business Conduct as well as our policies for corporate disclosure, insider trading and whistle blower, all of which are posted on our website.

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

We do not currently have an internal organization for the sales, marketing and distribution of pharmaceutical products. With respect to the commercialization of each Product Candidate, we may therefore rely on (i) a “go-it-alone” commercialization effort; (ii) out-licensing to third parties; or, (iii) co-promotion agreements with strategic collaborators for our Product Candidates. The decision to pursue a “go-it-alone” commercialization effort versus out-licensing to third parties will depend on various factors including, but not limited to, the complexity of the Product Candidate and process, the expertise required and related cost of building any such infrastructure for our Product Candidates. For INM-755 in EB, further advancement is contingent on identifying drug development and commercial partnerships. The optimal commercial strategy for the INM-901 and INM-089 compounds will be evaluated in due course.

●	Expand portfolio and revenues of Products into the existing distribution network and to end-product manufacturers of specialty health and wellness products

●	Develop cost effective and scalable manufacturing processes for high quality Products and Product Candidates as APIs for our core internal drug candidate pipeline and for licensing opportunities of non-core drug candidates.

Our Strengths

We are a pharmaceutical drug development company as well as a developer and supplier of rare, naturally occurring cannabinoids that is focused on commercializing important medicines to treat diseases with high unmet medical needs. Our key strengths include the following:

Experienced executive team and board of directors with proven track records.

One key critical success factor in the field of pharmaceutical drug development is the experience and skill set of the individuals leading us. We have been successful in attracting and retaining executive and directors with extensive experience in all facets of the pharmaceutical industry, including fundamental research and development, multiple manufacturing techniques, drug formulation, clinical trial execution, regulatory approvals, pharmaceutical commercialization, company and capital formation, business development, legal, and corporate governance. Our leadership team is well-poised to lead us through all facets of drug development and product commercialization, either internally or externally via partnerships. It is this group of individuals that will help optimize our chances for success.

Scope of research and robust pharmaceutical pipeline

Over several years of dedicated research, we have built a robust pipeline of drug development candidates, including two preclinical programs targeting Alzheimer’s (INM-901) and ocular diseases (INM-088 for glaucoma and INM-089 for AMD), as well as a completed Phase 2 study in dermatology (INM-755). The INM-089 and INM-901 preclinical programs offer a differentiated treatment approach using proprietary, disease-modifying small molecules that target the CB1 and CB2 receptors, which management believes is a key strength of the Company.

Multiple manufacturing approaches.

Our management team believes that our combined manufacturing technologies provide us with a competitive advantage to utilize the most cost-efficient methodology (i.e. chemical synthesis, biosynthesis and IntegraSyn) for the development and commercialization of new Products and Product Candidates to a wide spectrum of market opportunities.

Early mover status as a B2B supplier of non-intoxicating rare cannabinoids to the health and wellness sector.

As demonstrated by the launch of several non-intoxicating rare cannabinoids into the health and wellness sector, the team at BayMedica has substantial expertise in the commercial manufacturing scale-up to produce rare cannabinoids at large scale as well as extensive sales and marketing expertise. This know-how is important to establishing an early-mover status and to maintain cost leadership with regards to specific rare cannabinoids.

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

Our early research demonstrating the neuroprotective capabilities of CB1 and CB2 agonists in the eye led us to investigate how such molecules might play a role in protecting other neurons in the human body, potentially, impacting different diseases. To this end, we initiated research on the neurons that are associated with the brain and how our proprietary CB1 and CB2 agonist drug candidates could affect neurodegenerative diseases such as Alzheimer’s, Parkinson’s, and Huntington’s. In October 2023, InMed announced it had selected and would be advancing a lead AD drug candidate, named INM-901, following positive results from several proof-of-concept studies. INM-901 is a proprietary small molecule drug candidate. which, based on preclinical studies in well-characterized AD study models, may address multiple pathologies related to AD progression. In these preclinical study models, INM-901 demonstrated neuroprotective effects, statistically significant reduction in neuroinflammation, the ability to extend the length of neurites signifying enhanced neuronal function, and improvement in behavior, cognitive function and memory. These early studies show the potential of INM-901 to reverse neuronal damage from AD and potentially provide disease-modifying effects.

As a small molecule compound, INM-901 may offer various modes of administration including oral delivery, which could overcome several limitations associated with currently approved antibody therapies for AD, such as the high drug expenses, complicated and inconvenient drug administration and its associated compliance and accessibility challenges.

INM-901’s innate ability to safely cross the blood-brain barrier, promising preclinical studies, multifactorial mechanism of action and small molecule profile offer a potentially attractive treatment option for AD.

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

Examples of Current treatments in Neurodegenerative Diseases

Brand	Company	Mechanism of Action	Status
Aducanumab (Aduhelm™)	Biogen	Anti-amyloid beta target both insoluble and soluble aggregates	Approved June 2021, discontinued November 2024
Lecanemab (Leqembi ®)	Biogen/ Eisai	Anti-amyloid beta, electively binds to large, soluble Aβ protofibrils	Approved January 2023
Donanemab (Kisunla™)	Eli Lilly	Anti-amyloid beta, target pyroglutamated AB in plaques	Approved July 2024
Gantenerumab	Roche	Anti-amyloid beta, target aggregated forms of AB including oligomers and plaques	Phase 3 failed November 2022
Remternetug (LY3372993)	Eli Lilly	Anti-tau, O-GlcNAcase Inhibitor	Phase 3
BIIB080	Biogen	Anti-Tau, antisense oligonucleotide (ASO)	Phase 2
Semorinemab	Genentech	Anti-tau	Phase 2 Failed

Currently approved medications for AD generally fall into two main categories. The first category comprises drugs designed to address symptoms related to memory and cognitive function. While these medications cannot halt the damage that AD inflicts on brain cells, they can help alleviate or stabilize symptoms for a limited duration by influencing specific chemicals responsible for transmitting messages between nerve cells in the brain. Essentially, these medications are aimed at preserving neurotransmitters. However, they do not replace the deteriorating ones and thus do not impede the disease’s progression.

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

Since 2021, three disease-modifying treatments have been approved for the treatment of mild cognitive impairment due to Alzheimer’s disease. All three treatments primarily address symptoms related to memory and cognitive function via the reduction of beta-amyloid plaques. Aduhelm™, the first of these drugs to be approved by the FDA has since been discontinued by Biogen. These disease-modifying medications are aimed at removing amyloid plaque build-up between the neurons in the brain; however, they do not restore or rebuild deteriorating neurons and thus do not reverse Alzheimer’s disease progression. In addition, these treatments are related to some significant side effects, including amyloid-related imaging abnormalities (“ARIA”) with edema (brain swelling), requiring brain scans once or twice a year. The administration of these treatments, which include an intravenous infusion every 2-4 weeks, also presents a challenge.

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

b) CB1 and CB2 agonists act not only through ECS receptors but also interact with other non-ECS receptors such as transient receptor potential vanilloid 1, peroxisome proliferator-activated receptors (“PPARs”), and transcription factors such as nuclear factor kappa-light-chain-enhancer of activated B cells (“NFkB”); and

c) CB1 and CB2 agonists exhibit anti-inflammatory properties, modulate neurotransmitter release, and limit oxidative stress, collectively contributing to the enhancement of neuronal viability.

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

Figure 1. Multiple Mechanisms of Action

Figure 2. Neuroprotection of human neuronal cells

Phyto-cannabinoids (“pCBx”) promote neuroprotection. (A) Amyloid peptide (Aβ, 5µM) induces cytotoxicity in SHSY5Y cells. Aβ1-42 insult induced approximately ~45% cytotoxicity of the SH-SY5Y cells. (B) Concurrent exposure of Aβ with pCBx at 5 µM and 10 µM concentrations protected cells from Aβ induced toxicity in a dose-dependent manner. Cell viability was determined by MTT assay.

Figure 3. Neurogenesis of human neuronal cells

Cannabinoid pCBx promotes neuritogenesis. Tuj1 Tubulins are building blocks of microtubules. As such, Tuj1 expression can reveal the fine details of axonal structures and dendrites. Therefore, changes in Tuj1 expression can be directly correlated with neuronal health and communication. (A) Photomicrographs illustrating Tuj1 expression in control and pCBx (5 and 10µM) treated cells. The formation of extended neurites and arborization is evident upon pCBx treatment.

INM-901 demonstrates anti-inflammatory effects

Neuroinflammation plays a key role in the progression of Alzheimer’s disease and is a hallmark of neurodegenerative disorders. INM-901 has demonstrated the ability to reduce neuroinflammation in both in vivo and ex vivo models, reinforcing its potential as a disease-modifying therapeutic candidate.

In a long-term (seven-month dosing) in vivo study, INM-901 demonstrated statistically significant, dose-dependent reductions in several pro-inflammatory cytokines in plasma, including tumor necrosis factor alpha (“TNF-α”), interleukin-1 beta (“IL-1β”), and interferon gamma (“IFN-γ”). In addition, INM-901-treated groups showed reduced plasma levels of neurofilament light chain (“NfL”), a biomarker associated with neurodegeneration. mRNA analysis from brain tissue revealed reduced expression of glial fibrillary acidic protein (“GFAP”), CD-33, and Toll-like receptor 2 (“TLR-2”), all of which are associated with neuroinflammatory responses in Alzheimer’s disease.

Further supporting these findings, an ex vivo study using lipopolysaccaride (“LPS”)-induced inflammation in animal brain tissue demonstrated that INM-901 significantly reduced the expression of NLRP3, a key inflammasome marker, as well as the cytokines IL-6, IL-1β, IL-2 and KC/GRO. These anti-inflammatory effects were observed in a dose-dependent manner and were statistically significant. The data support INM-901’s direct anti-inflammatory activity independent of amyloid-beta or tau-related pathology.

INM-901 shows behavioral improvements in in vivo models

INM-901 treatment in the well-established 5xFAD AD mouse model led to improvement in cognitive function and memory, locomotor activity, anxiety-based behavior, and sound awareness. InMed’s most recent study evaluated INM-901 using a longer treatment duration and subjects with more advanced disease to validate and expand upon previous findings, which have demonstrated improvements in cognitive function, anxiety-related behavior, and sensory responsiveness.

Summary of INM-901 Iong-term 5xFAD study:

●	Hippocampal RNA Expression - Several genes associated with inflammation, the endocannabinoid system, synaptic dysfunction and oxidative stress and apoptosis (cell death) were evaluated following treatment. In some cases, INM-901 demonstrated a dose-dependent trend towards a return to non-diseased baseline following treatment.

●	Anti-inflammation – Treatment with INM-901 resulted in a significant reduction in the inflammatory biomarkers IFN-γ, TNF-α, IL-1β, KC-GRO, IL-2 and NfL, suggesting a dose-dependent therapeutic effect in neuroinflammation.

●	Immunohistochemistry - Amyloid-beta immunoreactivity is reduced following INM-901 treatment in a dose-dependent manner. The microtubule-associated protein 2 (“MAP2”) is a protein found in the neurons, especially in the dendrites and is involved in neurite outgrowth and signal transduction of the neurons, is partially restored with INM-901 treatment.

●	Behavior – Cognitive function, anxiety-related behavior, and sensory responsiveness were restored or approaching normal following INM-901 treatment in diseased animals.

INM-901 Interacts with Specific Receptors in the Brain

Studies of INM-901 demonstrate activity as a preferential signaling ligand for CB1 and CB2 and impacts the peroxisome proliferator-activated receptors (“PPAR”) signaling pathway. Research indicates that activating CB1 and CB2 receptors may induce neuroprotective effects and may help to protect brain cells from damage and death. Enhancing the activity of these receptors may help to slow down the progression of the AD, in which neuronal cell death is a hallmark. Moreover, the activation of these receptors, along with other cellular receptors, has also been shown to have an impact on neuroinflammation. As neuroinflammation is believed to contribute to the progression of AD, targeting these receptors could help alleviate this inflammatory response.

INM-901 is a Proprietary Small Molecule Compound

INM-901 is a small molecule compound, one of several cannabinoid analogs developed by our scientists. Cannabinoids are small molecules known to be highly lipophilic and can safely cross the blood-brain barrier, enabling the potential therapeutic modulation of brain signaling and making them promising pharmaceutical targets for neurological diseases such as AD.

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

Key Outcomes from INM-901 Studies

In Vitro Studies

●	Treated groups display neuroprotection and extended neurite length, a potential marker for improved neuronal function. Neurites promote cell-to-cell communication, essential for brain signaling

●	Treated groups demonstrated dose- dependent cell survival and proliferation

In Vivo Studies

●	Showed a reduction in neurofilament light chain, marker of cellular damage

●	Demonstrated statistically significant, dose-dependent reductions in several pro-inflammatory cytokines in plasma

●	Showed improvement in cognitive function and memory, locomotor activity, anxiety-based behavior, and sound awareness

Ex Vivo Studies

●	Demonstrated reduced levels of NLRP3 and IL-1β, two inflammasome markers increasingly implicated in the pathogenesis of Alzheimer’s disease and other neuroinflammatory diseases.

●	Treatment resulted in a dose-dependent and statistically significant reduction in several key pro-inflammatory markers, including IL-6, IL-1β, KC/Gro, and IL-2.

●	Reduced key pro-inflammatory markers, independent of amyloid-beta or tau pathology, signifying potential to treat other dementia-related diseases.

INM-901 Next Steps

Research & Development

●	Additional proof-of-concept (“PoC”) studies are planned to further elucidate the various effects of INM-901 in AD disease

●	On-going Chemistry, Manufacturing and Controls (“CMC”) activities for drug substance and oral drug product

●	On-going studies of receptor interactions (mechanism of action (“MoA”)) and Distribution/Metabolism/Pharmacokinetics (“DMPK”)

●	Dose Ranging and other non-GLP studies, with GLP studies to follow

●	Seeking business development partnerships

Key Milestones

●	November 3, 2021 — we announced the filing of an international patent application demonstrating neuroprotection and enhanced neuronal function using a rare cannabinoid for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease, Parkinson’s Disease, Huntington’s Disease and others. This Patent Cooperation Treaty (PCT) application, entitled “Compositions and Methods for Treating Neuronal Disorders with Cannabinoids”, specifies a rare cannabinoid that may inhibit or slow the progression of neurodegenerative diseases by providing neuroprotection in a population of affected neurons. Furthermore, the PCT application also demonstrates the subject cannabinoid compound can also be used to promote neurite outgrowth, signifying the potential to enhance neuronal function. The rare cannabinoid included in the PCT application is new to InMed’s portfolio.

●	November 16, 2022 — we announced announces the launch of its neurodegenerative disease program (INM-900 series), investigating the effects of cannabinoid analogs in diseases such as Alzheimer’s, Huntington’s and Parkinson’s. In addition, Dr. Ujendra Kumar of the Faculty of Pharmaceuticals Sciences at UBC has been awarded an Alliance grant from NSERC, with InMed as the named industry partner. The funding will support the research and development studies of InMed’s cannabinoid pharmaceutical candidates, investigating their potential therapeutic effects in neurodegenerative diseases. The collaboration project is entitled “Pharmacological Characterization of Phytocannabinoids and the Endocannabinoid System”.

●	June 1, 2023 — we announced that results from a neurodegenerative disease study was presented in a scientific poster at the Canadian Neuroscience Meeting in Montreal from May 28-31, 2023. The InMed sponsored research, entitled “Cannabinoids modulate cytotoxicity and neuritogenesis in Amyloid-beta-treated neuronal cells”, demonstrated the ability of a specific rare cannabinoid (“pCBx”) in our INM-900 series of potential candidates that reduces amyloid toxicity and tau protein expression while enhancing neuronal cell growth and neuritogenesis markers in vitro, all considered to be important targets in the potential treatment of neurodegenerative diseases such as Alzheimer’s.

●	October 2, 2023 — we announced the selection of a lead Alzheimer’s disease drug candidate, named INM-901, following positive results from several proof-of-concept studies in a validated Alzheimer’s disease treatment model. InMed will be advancing INM-901, a cannabinoid analog, in its pharmaceutical drug development program. In vitro Alzheimer’s disease studies showed that INM-901 treated groups display neuroprotection and extended neurite length, a potential marker for improved neuronal function. INM-901 treated groups in an in vivo Alzheimer’s disease model demonstrated improved behavioral, cognitive and memory outcomes in several Alzheimer’s proof-of-concept studies.

●	April 4, 2024 — we announced additional preclinical data demonstrating INM-901’s positive pharmacological effects in the potential treatment of Alzheimer’s Disease (“AD”). Additionally, the studies demonstrated INM-901 is a preferential signaling agonist of the CB1and CB2 receptors and impacts the PPAR signaling pathway, reduced neuroinflammation and improved neuronal function, and that mRNA data supports the observations made in the previously released behavior studies in locomotor activity, cognition and memory.

●	April 18, 2024 — we announced the addition of Dr. David G. Morgan, a renowned leader in neurodegenerative disease to its Scientific Advisory Board (“SAB”) reinforcing our commitment to advancing it’s INM-901 program in the treatment of Alzheimer’s disease.

●	July 2024- we announced positive results from initial data sets from a long-term (7 months of dosing) in vivo preclinical Alzheimer’s Disease (“AD”) study of INM-901 which confirms previously reported findings from a short-term (3 months of dosing) pilot study. This long-term dosing study was conducted using the 5xFAD amyloidosis model with extended dosing duration and increased sample size as compared to the short-term study. All assessments of the INM-901-treated AD groups showed a positive trend towards behavior similar to the untreated disease-free group, with most assessments demonstrating a clear dose response. Furthermore, INM-901-treated AD groups achieved a statistically significant improvement in certain behavior criteria in comparison to the placebo-treated AD groups.

●	August 2024 - we confirmed INM-901 as an oral formulation that will be utilized in its development programs for Alzheimer’s disease. Preclinical studies have demonstrated that INM-901, a proprietary small molecule drug candidate, can be administered orally and achieve therapeutic levels in the brain comparable to those obtained through intraperitoneal (“IP”) injection, which is a common route of administration for preclinical investigation of neurodegenerative diseases.

●	October 2024 – We announced the appointment of Dr. Barry Greenberg to its Scientific Advisory Board. Dr. Greenberg is the Director of the Alzheimer’s Disease Translational Center and an Associate Professor in the Department of Neurology at the Johns Hopkins University School of Medicine.

●	October 2024 – we filed an additional international patent application, under the Patent Cooperation Treaty (PCT), focused on the pharmaceutical composition and method of use for the proprietary small molecule drug candidate INM-901 for treating neurodegenerative diseases, including Alzheimer’s disease.

●	January 2025 – we announced positive results from a long-term in vivo preclinical Alzheimer’s Disease (‘AD’) study. In the study, INM-901 demonstrated a reduction in several plasma and brain markers of neuroinflammation, a recognized contributor to Alzheimer’s disease development and progression.

●	June 2025 – we announced new preclinical data demonstrating that INM-901 significantly reduces inflammation in ex vivo models of neuroinflammation, further supporting its potential as a therapeutic candidate in Alzheimer’s disease. The study evaluated INM-901 in an ex vivo model of lipopolysaccharide (LPS)-induced inflammation in animal brain tissue, which is designed to induce a strong expression of pro-inflammatory cytokines IL-6, IL-1β, IL-2, and KC/Gro and inflammasome marker NLRP3. Results demonstrated that INM-901 treatment can reduce pro-inflammatory cytokines and may have a direct impact on neuroinflammation independent of the influence of amyloid beta or tau aggregation. This study model offers insight into INM-901’s potential therapeutic impact on brain inflammation that may underlie a broad range of neurodegenerative diseases, including Alzheimer’s disease.

●	July 2025 – we presented new preclinical data from its INM-901 program at the Alzheimer’s Association International Conference (AAIC) 2025, the world’s leading forum for Alzheimer’s disease (“AD”) and dementia research. Data was presented in a scientific poster entitled, “Therapeutic Potential of INM-901 in Mitigating Alzheimer’s Disease Pathology: Insights from a Long-term 5xFAD Mouse Model Study”. The Alzheimer’s disease preclinical study measured hippocampal RNA expression, inflammatory markers, immunohistochemistry and behavioral differences following long-term treatment with INM-901 and as compared to healthy and to untreated diseased subjects in a well-established model.

INM-089 for the Treatment of Age-related Macular Degeneration (“AMD”)

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

As a small molecule, INM-089 is likely deliverable via various modes of administration, such as a topical eye drop or intravitreal injection (“IVT”) formulations.

Pathology of Age-related Macular Degeneration

AMD is a progressive eye disease that causes damage to the macula which is part of the retina at the back of the eye. The macula controls the sharp vision straight ahead of you, and damage to the macular affects a person’s central vision.

There are two principal forms of AMD, atrophic (non-exudative) dry AMD and neovascular (exudative) wet AMD. Wet AMD constitutes about 10%-20% of all cases of AMD and occurs when an abnormal blood vessel grows in or under the retina leading to central vision loss. Dry AMD is the most common form affecting nearly 80%-90% of all patients with AMD. It is associated with the gradual loss of the outer nuclear layer (“ONL”) photoreceptors and the retinal pigment epithelium (“RPE”) thinning, formation of drusen deposits, and loss of the vessels in the retinal choriocapillaris. Advanced stage of dry AMD is characterized by GA at the center of the macula extending through the outer neuroretina, RPE and choroid. GA is characterized by the atrophy of RPE, photoreceptors, choriocapillaris, and ONL. The loss of functional RPE and photoreceptors in GA is not endogenously replaced and can result in complete sight loss.

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

Treatments approved or in late-stage development for Geographic Atrophy (advanced dry AMD)

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

Role of CB1 and CB2 agonists in ocular disease

Mounting scientific e is pointing to the neuroprotective effects of CB1 and CB2 agonists, supporting their therapeutic potential in ocular diseases such as AMD and glaucoma, in which neuroprotection is key to preserving the nerve cells in the eyes and potentially slowing or reversing eye damage. Several preclinical studies conducted by InMed in three of its drug development programs have consistently shown the neuroprotective effects of naturally occurring CB1 and CB2 agonists and their analogs in well-recognized study models.

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

INM-089 is a small molecule compound, one of several proprietary CB1and CB2 agonists discovered and developed by our team of scientists.

INM-089 in vitro and in vivo studies to date

Preclinical studies of INM-089 demonstrate significant functional and pathological improvements in an AMD disease study model. Results from several in vitro and in vivo studies demonstrate INM-089’s pharmacological effects in the potential treatment of dry AMD:

●	INM-089 provides neuroprotection of retinal cells;

●	INM-089 improves the integrity of the retinal pigment epithelium (“RPE”);

●	INM-089 reduces extracellular autofluorescent (“AF”) deposits, including drusen, a hallmark of dry AMD;

●	INM-089 preserves photoreceptor function and retinal cells in the back of the eye; and

●	INM-089 improves thickness of outer nuclear layer (“ONL”) of the retina where photoreceptors are located.

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

Selection of intravitreal (‘IVT’) formulation for INM-089

InMed selected an intravitreal (“IVT”) formulation for INM-089 as a drug candidate to be utilized in our ongoing development program. InMed’s proprietary IVT formulation, combined with the INM-089 active pharmaceutical ingredient (“API”), has been successfully delivered to the targeted area of the eye in preclinical studies in doses of up to 10 times the calculated safety margin relative to the therapeutic dose level. This INM-089 IVT formulation will be used in the next stages of preclinical studies, including GLP-enabling studies and subsequent stages of clinical development. Additionally, InMed completed a series of dose-ranging in vivo studies. The information from the dose-ranging study will guide us in selecting the appropriate doses for the pivotal preclinical toxicology studies.

Intravitreal injection has been the established method for the effective delivery of drugs to the back of the eye and remains the standard of care among retinal specialists. Topical formulations, such as eye drops, face significant challenges in delivering highly lipophilic drugs to this target tissue because the complex anatomy and protective barriers of the eye hinder effective drug permeation.

INM-089 Next Steps

Research & Development

●	CMC activities for drug substance and drug product scale up and supply

●	On-going studies of receptor interactions (MoA) and DMPK

●	GLP studies to follow

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

The active ingredient in INM-755, CBN, is an agonist for both CB 1 and CB2 receptors, with a higher affinity for CB2, which means it should have a greater effect on the immune system than on the central nervous system. The distribution of CB1 and CB2 receptors in sensory nerves and inflammatory cells in the skin makes it an attractive pharmaceutical agent for dermal treatments in medical conditions characterized by inflammation and pain.

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

Next Steps

We believe INM-755 has potential for further advancement in the treatment of chronic itch and related conditions. However, progression of the program will only occur in partnership with a suitable collaborator. To date, we have not been successful in our partnering efforts, as we have deprioritized this initiative to focus resources on other corporate and business development opportunities.

Rare Cannabinoid Products in the Health and Wellness Sector

BayMedica has a revenue-generating commercial business unit that leverages our significant expertise in synthetic biology and chemistry to develop efficient, scalable, and proprietary manufacturing approaches to produce high quality, regulatory-compliant, non-intoxicating rare cannabinoids (“Products”) for consumer applications. BayMedica is currently commercializing Products as a B2B supplier to distributors and manufacturers in the health and wellness sector, including nutraceuticals, cosmetics, functional foods and beverages, as well as animal health markets. BayMedica currently has a robust portfolio of non-intoxicating Products including: cannabichromene (“CBC”), cannabidivarin (“CBDV”) tetrahydrocannabivarin (“THCV”) and cannabicitran (“CBT”).

Following the acquisition of BayMedica in 2021, a key priority in 2022 was accelerating commercial activities and building out a robust product portfolio as a supplier of Products to the health and wellness sector. While there was slower than expected revenue growth in 2022, we have seen increased demand through 2023 and the first half of 2024 due to better research of rare cannabinoids, companies and brands looking for product innovation and effects-based outcomes, and the ability of companies like ours to reliably supply high quality and consistent Products. During the financial year ended June 30, 2025, BayMedica achieved sales of approximately $4.9 million.

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

Large scale manufacturing of crude CBC began at our Chemistry CDMO in 2020 at >40kg. The emergence of the Covid-19 pandemic significantly impacted sales beginning in calendar 2020. Large scale production continues with current batch sizes exceeding 200kg.

Cannabicitran (“CBT”)

We have developed a process for the efficient chemical synthesis of CBT through both in-house R&D efforts and via our Chemistry CDMO. We began scaling this process and conducted downstream processing and purification trials in late calendar 2021. We received initial purchase orders and commenced commercial sales of CBT in calendar 2022.

Cannabidivarin (“CBDV”)

Beginning in early 2021, BayMedica worked internally and with external parties to access and develop manufacturing technologies for the chemical synthesis of the rare, non-intoxicating “varin” cannabinoid, CBDV. In calendar 2021, via a Chemistry CDMO, we successfully scaled CBDV synthesis to commercial quantities. In April 2022, we commenced B2B sales of CBDV to the health and wellness sector. As of fiscal 2023, a new source of CBDV was secured to provide a lower cost of goods replacement to the previously produced CBDV. Sales of this CBDV were initiated in the second quarter of calendar 2024.

Tetrahydrocannabivarin (“THCV”)

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

Notable Milestones:

●	May 21, 2015 — we commenced the development of our biosynthesis process for the manufacturing of cannabinoids through a research collaboration with Dr. Vikramaditya Yadav from the Department of Biological and Chemical Engineering at the University of British Columbia under a project titled “The Metabolic Engineering of yeast and bacteria for synthesis of cannabinoids and Cannabis derived terpenoids”. On May 31, 2017, we signed a Technology Assignment Agreement with the University of British Columbia whereby we retain sole worldwide rights to all patents emergent from the technology under development in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology (the “1% royalty”) and a single digit royalty on sub-licensing revenues. On May 15, 2018, we extended our Collaborative Research Agreement with the University of British Columbia for an additional three years, which expired in 2021. Other than the 1% royalty, we do not have any ongoing financial commitments under these arrangements with the University of British Columbia.

●	February 2019 — we entered into a separate process development collaboration by way of a Master Service Agreement with the Almac Group (UK)(“Almac”), a seasoned GMP pharmaceutical Contract CDMO. Almac was initially tasked to develop a down-stream purification process to support the fermentation optimization activities at the National Research Council of Canada. In addition, we also engaged Almac to assist in the development of an “alternative” manufacturing process for cannabinoids which integrates the best available technologies across the spectrum of pharmaceutical drug production. This process is now referred to as IntegraSyn. In May 2020, we announced our working relationship with Almac on an integrated approach to augment current biosynthesis-based methods for cannabinoid production. The companies have been engaged in developing a streamlined cannabinoid manufacturing process, specifically optimizing the upstream cannabinoid assembly processes as well as downstream purification processes, to achieve cost-efficient, GMP-grade active pharmaceutical ingredients for prescription-based cannabinoid medications. Almac is an international, privately-owned organization which has grown organically over the past five decades now employing over 5,600 highly skilled personnel across 18 facilities including Europe, the United States and Asia. We retain all rights to this new process while Almac retains certain rights-of-first refusal on the production and supply of certain precursors, or starting materials, for this alternative process.

Other Milestones Include:

●	September 2020 — we announced the filing of a PCT patent application as part of a growing portfolio of intellectual property related to the IntegraSyn manufacturing approach for producing low-cost, pharmaceutical-grade cannabinoids (refer to “Intellectual Property”, immediately below).

●	April 2021 — we announced that the IntegraSyn cannabinoid manufacturing approach has achieved a level of 2g/L cannabinoid yield, a milestone that signals commercial viability and supports advancement to large-scale production in the coming months. Having achieved a 2g/L yield level, we will now focus on manufacturing scale-up to larger batch sizes while continuing process and enzyme optimization, targeting increased cannabinoid yield and further reducing the overall cost of goods. In parallel, we continue to prepare the manufacturing process to be Good Manufacturing Practice (“GMP”)-ready for pharmaceutical quality production.

●	April, 2022 We announced the publication of a patent application in North America for several cannabinoid analogs. This patent application has broad claims directed to their molecular structure, uses and methods of manufacturing. The patent application entitled, “Cannabinoid Analogs and Methods for their Preparation”, describes several new cannabinoid-related chemical compounds that have not been previously described.

●	January 2025 – we were granted an international Patent Cooperation Treaty (‘PCT’) patent in the first of several jurisdictions where the patent has been filed. Titled “Cannabinoid analogs and methods for their preparation”. This patent protects the use of several proprietary small molecule compounds and methods of their preparation, including the drug candidates screened for InMed’s Alzheimer’s disease and dry age-related macular degeneration programs.

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

The patent methodologies listed above will be designed with the intention to maximize the protection of our multi-faceted approach to developing novel cannabinoid medicines. We typically file patent applications in US, Canada, European Union (“EU”) and other selected commercially significant foreign jurisdictions.

InMed Patent Portfolio – August 2025

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number – Patent Nos.	Earliest Potential/ Patent Expiry[2]	Jurisdictions - Status
Metabolic engineering of E. coli for the biosynthesis of cannabinoid products	Manufacturing Process	InMed, UBC[1]	PCT Application filed 09/05/2018	WO2019/046941 AU 2018329232 US 12077802	2038	Granted: AU, US Pending: CA, EP, JP
Compositions and methods for biosynthesis of terpenoids or cannabinoids in a heterologous system	Manufacturing Process	InMed, UBC[1]	PCT Application filed 3/6/2020	WO2020/176998 JP (patent no. TBD)	2040	Pending: AU, CA, EP, JP (allowed), SG, US
Ocular drug delivery formulation (Hydrogel)	Formulation, Use	InMed	PCT Application filed 05/08/2018	WO2018/205022 AU 2018266262 EP 3621656 IN 426267 JP 7323458 SG 11201910450S US 12083229	2038	Granted: AU, EP, IN, JP, SG, US Pending: CA
Compositions and methods for use of cannabinoids for neuroprotection	Use	InMed	PCT Application filed 04/24/2020	WO2020/215164 IL (patent no. TBD) JP 7633179	2040	Granted: JP Pending: AU, CA, CN, EP, IL (allowed), MX, SG, US, ZA
Topical formulations of cannabinoids and use thereof in the treatment of pain	Formulation, Use	InMed	PCT Application filed 09/21/2018	WO2019/056123 US 12357604	2038	Granted: US Pending: EP
Use of topical formulations of cannabinoids in the treatment of epidermolysis bullosa and related connective tissue disorders	Use	InMed	PCT Application filed 05/04/2017	WO2017/190249 AU 2017260706 IL 262702 JP 7054691 JP 7342183 US 12042479	2037	Granted: AU, IL, JP, JP, US Pending: CA, EP,
Compositions and methods for treating neuronal disorders with cannabinoids	Use	InMed	PCT Application filed 10/21/2022	WO 2022/082313	2041	Pending: AU, CA, CN, EP, IL, JP, MX, US
Compositions and Methods for Use of Cannabinol Compounds in Neuroprotection	New Chemical Entity, Composition, Use	InMed	PCT Application filed 5/8/2024	PCT/US2024/028445	2043	Pending: PCT (National stage application filings due April/May 2026)
Cannabinoids Compounds and Methods for Treatment	Composition, Use	InMed	PCT Application filed 10/23/2024	PCT/US2024/052535	2043	Pending: PCT (National stage application filings due April/May 2026)
Cannabinoid analogs and methods for their preparation	New Chemical Entity; Manufacturing Process	InMed	PCT Application filed 10/31/2019	WO2020/092823 MX 417531	2039	Granted: MX Pending: AU, CA, CN, EP, IL, IN, IN, JP, US

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others. Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

BayMedica Patent Portfolio – August 2025

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Recombinant production systems for prenylated polyketides of the cannabinoid family	Manufacturing Process	BayMedica	PCT Application filed 05/10/2018	WO2018/209143 AU 2018265408 US 10837031 US 11555211 MX 411852	2038	Granted: AU, US, US, MX Pending: AU, CA, CN, EP, IN
Preparation of cannabichromene and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 12/23/2020	WO2021/133989 US (patent no. TBD)	2040	Pending: CA, CN, EP, IN, JP, US (allowed)
Genetically modified yeast for the production of cannabigerolic acid, cannabichromenic acid and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2021	WO2021/150636	2041	Pending: CA, CN, EP, IN, JP, US
Acyl activating enzymes for preparation of cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2022	WO2022/159589	2042	Pending: CA, EP, IN, JP, US

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others. Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

As of July 2025, we have a total of thirteen patent families covering the following areas:

●	Six patent families covering novel methods for treating diseases including two for our INM-755 program (WO/2017/190249 and WO/2019/056123), one for our INM-088 program (WO/2020/215164), two for treating neurodegenerative diseases for our INM-901 program (WO/2022/082313, PCT/US2024/052535) and one for our INM-089 program (PCT/US2024/028445). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2043. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions;

●	Eight patent families covering manufacturing process for cannabinoids of interest (WO2019/046941, WO2020/176998, WO2018/209143, WO2020/092823, WO2020/102430, WO2021/133989, WO2021/150636 and WO2022/159589). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions; and

●	One patent family covering a delivery technology for the ocular program (WO/2018/205022).

If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions.

The Patent Cooperation Treaty (“PCT”) is an international patent law treaty, which provides a unified procedure for filing patent applications to protect inventions in each of its member states. There are 151 member countries within the PCT, enabling near-global patent coverage through successful patent prosecution in the U.S., Japan, Europe, Canada, Australia, New Zealand, China, Brazil, Russia, India and many other countries. We have several filed patent applications currently either in the provisional stage or PCT stage of review as shown above. None have been granted to date. We retain the full commercial rights to all of these patents with any exceptions noted in the above table.

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

Other U.S. Healthcare Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which apply only to approved products, include: (i) federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid; (ii) federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; (iii) the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the FDCA, which among other things, strictly regulates marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use, and regulates the distribution of samples; (v) federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; (vi) federal transparency law, which requires pharmaceutical companies to report certain payments to healthcare providers; (vii) state laws and regulations analogous to the above; and (viii) laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act (“FCPA”) (as defined below), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

U.S. Privacy Law

In the U.S., there are numerous state and federal laws and regulations governing the security and privacy of personal information. Additionally, state and federal regulators have begun to pay more attention to companies’ data processing activities. At the state level, laws require companies to safeguard personal information and take action in the event of a data breach (e.g., notifying governmental authorities and data subjects). State attorney generals have been active in using their consumer protection authority to investigate companies’ data security practices. A number of states have passed laws governing data privacy and many others have similar legislation under consideration. Although many of these laws contain exceptions for certain health data, these exceptions are not comprehensive. All of these laws give rights to residents in their states and require businesses to take certain actions with respect to those rights (similar to the General Data Protection Regulation (“GDPR”) in effect in the EU, but with notable differences). At the federal level in the United States, the Federal Trade Commission has been active in using its Section 5 authority to bring enforcement actions against companies for deceptive or unreasonable data processing activities.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect us. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth below.

●	Our prospects depend on the success of our Product Candidates, which are in the early stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	If clinical trials of our Product Candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.

●	We intend to expend our limited resources to pursue our Product Candidates for certain indications and may fail to capitalize on other Product Candidates or other indications for our Product Candidates that may be more profitable or for which there is a greater likelihood of success.

●	Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

●	Any actual or threatened delisting of our securities by Nasdaq due to our inability to satisfy applicable listing standards, including compliance with the minimum bid price rule, could have a material and adverse effect on our business, operations and financial condition, and the liquidity and value of our securities.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to, among other things, sanctions, penalties, damages, reputational harm and diminished profits and future earnings.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

●	There may be changes in laws, regulations and guidelines which are detrimental to our business.

●	Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally, which could materially and adversely affect our financial results.

●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

●	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, adversely impacting our operating results.

●	The market prices for our common shares, no par value (the “Common Shares”), are volatile and are anticipated to fluctuate in the near term.

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

●	Future offerings of debt or equity securities may rank senior to our Common Shares.

●	For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Shares being less attractive to investors and could make it more difficult for us to raise capital.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our Common Shares.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements, and our ability to identify and effectively remediate any such material weaknesses that could have a material and adverse effect.

●	Future sales and issuances of, and rights to purchase, our Common Shares, including by officers and directors could materially dilute the percentage ownership of our shareholders and may cause our share price to fall.

●	We (i) have incurred significant losses since our inception and (ii) anticipate we will incur losses in the future, and our operating losses have raised substantial doubt regarding our ability to continue as a going concern

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our Product Candidates.

●	We currently have limited commercial revenue and may never become profitable.

●	Our success is largely dependent upon our patents, proprietary technology, and other intellectual property.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful, and materially and adversely effect our business.

●	Our industry follows an outsourcing trend in non-clinical discovery stages which could impact the Company’s business model.

●	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our Product Candidates.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

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

Given our early stage of development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the FDA, Health Canada (“HC”), or any similar regulatory authority. To obtain regulatory approvals for our Product Candidates being developed and to achieve commercial success, clinical trials must demonstrate that the Product Candidates are safe for human use and that they demonstrate efficacy. We have no products or technologies which are currently in human clinical trials. Additionally, we have no products for commercial sale or licensed for commercial sale, nor do we expect to have any such products for the next several years.

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

Since taking office in January 2025, the current U.S. presidential administration has issued numerous executive orders, including with respect to international and domestic policies, and there were significant changes to tariffs by the U.S. and other countries. In particular, new U.S. tariffs were announced, including additional tariffs on imports from Canada, China, India, Japan, South Korea, Taiwan, Vietnam and the European Union, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by the governments in response could be significantly more severe and restrictive. Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks and manage our supply chains accordingly, prolonged economic or geopolitical disruptions could adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial conditions and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this annual report of form 10K. The ultimate outcome and consequences of the implementation of tariffs or other restrictive trade measures by the U.S. and other countries (including in the form of reciprocal measures) remains highly uncertain. Any trade wars, through the implementation of tariffs or otherwise, could materially and adversely affect us, directly and indirectly, including by adversely impacting the supply chains for our operations, declining consumer confidence, inflation, lower economic expectations, and increasing the costs of services we provide and utilize.

Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported, on March 19, 2024, we received written notification from the Nasdaq Staff that we were granted an additional 180-day compliance period, or until September 16, 2024, or the Extended Compliance Period, to regain compliance with Nasdaq’s Minimum Bid Price Rule. We were unable to regain compliance during the Extended Compliance Period and on September 17, 2024, we received an additional notification from the Nasdaq Staff stating that due to the deficiency, our securities would be delisted from Nasdaq on September 26, 2024, unless we appealed Nasdaq’s determination to Nasdaq’s Panel. We subsequently timely requested the Hearing before the Panel to appeal the determination by Nasdaq and present our plan to regain and sustain compliance with the Minimum Bid Price Rule. On October 31, 2024, the Hearing was held before the Panel regarding our request for (i) continued listing on Nasdaq and (ii) additional time to regain compliance with the Minimum Bid Price Rule. On November 1, 2024, the Panel issued its determination, or the Panel Determination Letter, to us granting our request for the continued listing of the common shares on Nasdaq, but subject to us evidencing compliance with the Minimum Bid Price Rule for ten consecutive trading days as of the Requisite Compliance Date of December 2, 2024, and of other conditions stipulated by the Panel Determination Letter. On November 14, 2024, we effected the Reverse Stock Split of our issued and outstanding common shares, by a ratio of 20-to-1. Trading of our common shares on Nasdaq on a split-adjusted basis began as of November 14, 2024. We effected the Reverse Stock Split in order to regain compliance with the Minimum Bid Price Rule, and on December 2, 2024, we received a written notification from the Nasdaq Staff that (i) we had regained compliance with the Minimum Bid Price Rule prior to the Requisite Compliance Date, and (ii) the Panel had therefore determined to continue the listing of our common shares on the Nasdaq Stock Market and was closing this matter.

While the Panel determined to continue the listing of our common shares on the Nasdaq Stock Market, there can be no assurances, however, that we will be successful in remaining in compliance with the continued listing requirements and maintaining the listing of our common shares on Nasdaq in the future. Delisting from Nasdaq could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our common shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our common shares is “penny stock,” which will require brokers trading in shares of our common shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of our common shares, and limited amount of news and analyst coverage of us. To the extent that our common shares became eligible to trade on the Over-The-Counter (“OTC”) Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares.

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

We cannot predict whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our Product Candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our Product Candidates and may harm our financial condition, results of operations and prospects. The commencement and completion of clinical trials for our products may be delayed for a number of reasons, including delays related, but not limited, to:

●	failure by regulatory authorities to grant permission to proceed or placing the clinical trial on hold;

●	import/export and research restrictions for cannabinoid-based pharmaceuticals may delay or prevent clinical trials in various geographical jurisdictions;

●	patients failing to enroll or remain in our trials at the rate we expect;

●	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with current good manufacturing practice (“cGMP”) requirements;

●	any changes to our manufacturing process that may be necessary or desired;

●	delays or failure to obtain clinical supply from contract manufacturers of our products necessary to conduct clinical trials;

●	Product Candidates demonstrating a lack of safety or efficacy during clinical trials;

●	patients choosing an alternative treatment for the indications for which we are developing any of our Product Candidates or participating in competing clinical trials and/or scheduling conflicts with participating clinicians;

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

●	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●	failure of our Contract Research Organization (“CROs”), to satisfy their contractual duties or meet expected deadlines;

●	inspections of clinical trial sites by regulatory authorities or Institutional Review Boards (“IRBs”) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

●	one or more Institutional Review Boards (“IRBs”) or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

Given the early stage of development of the IntegraSyn program and the risks inherent in research and development, it is too early to project the commercial viability of cannabinoids produced via this process. Potential negative outcomes from this program include but are not limited to:

●	the technology fails to produce sufficient quantities of cannabinoids or ones for which we or others have a need; or

●	the cost structure of the technology is such that it is not commercially competitive with alternate methods of cannabinoid manufacturing leading to the technology having no value proposition nor incremental value to us.

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

The regulatory approval processes of the FDA, HC, the European Medicines Agency (“EMA”) and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.

We are not permitted to market our Product Candidates in any jurisdiction until we receive formal approval from the appropriate regulatory authorities. For example, prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our Product Candidates, we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an application seeking commercialization approval is a complex, lengthy, expensive and uncertain process, and the regulatory authorities may delay, limit or deny approval of our Product Candidates for many reasons, including, among others, because:

●	we may not be able to demonstrate that our Product Candidates are safe and effective in treating patients to the satisfaction of the regulatory authorities such as the FDA, HC or EMA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the regulatory authorities for marketing approval;

●	the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the regulatory authorities may require that we conduct additional clinical trials;

●	the regulatory authorities or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our Product Candidates;

●	the contract manufacturing organizations and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the regulatory authorities may find the data from clinical studies and clinical trials insufficient to demonstrate that our Product Candidates are safe and effective for their proposed indications;

●	the regulatory authorities may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the regulatory authorities may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States, Canada or outside the European Union, as applicable, where the standard of care is potentially different from that in the United States, Canada or in the European Union, as applicable;

●	if our applications are submitted to the regulatory authorities, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a Risk Evaluation and Mitigation Strategy which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

●	the FDA, Drug Enforcement Administration (“DEA”), HC, EMA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

●	the FDA, HC, EMA or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

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

We intend to conduct clinical trials for our Product Candidates both inside and outside the United States. To date, all of our clinical development has been conducted outside of the United States. Ultimately, we plan to submit NDAs for our Product Candidates to the FDA and other regulatory authorities upon completion of all requisite clinical trials. As an example, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with FDA regulations relating governing human subject protection and the conduct of clinical trials, which are referred to as “Good Clinical Practice” (“GCP”) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA or any other regulatory authorities will accept data from clinical trials conducted outside of the United States or other international jurisdictions. If the FDA or any other regulatory authorities do not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

Comparable laws and regulations exist in the countries within the European Economic Area (“EEA”). Although such laws are partially based upon EU, law, they may vary from country to country. Healthcare specific, as well as general EU and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare professionals, and the collection and processing of personal health data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

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

The FCPA and the Corruption of Foreign Public Officials Act (“CFPOA”), as well as any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are or may become subject generally prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity and requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

From time to time, including our ongoing matter with a third party licensor, we may be subject to legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We currently are, or in the future may be, involved in legal proceedings that from time to time may arise from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees, or other costs. From time to time, we may be the subject of complaints or litigation from customers, employees, vendors, or other third parties for various actions. We also may be involved in litigation involving claims related to breach of contract, tortious conduct, employment and labor law matters, and others. These matters could require significant judgment, and there can be no assurance that our expectations or estimates will prove correct. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive or equitable relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate, could be significant. The damages sought against us in these matters could be substantial. Although we maintain liability insurance for certain legal claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, our expenses could increase significantly and management’s focus could be diverted away from our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

On February 15, 2021, BayMedica entered into an exclusive technology license agreement (the “Agreement”) with a third party (the “Licensor”) pursuant to which it agreed to license a proprietary process in the United States where it has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. On April 29, 2025, BayMedica received a letter from the Licensor stating its intention to commence arbitration proceedings pursuant to the Agreement, together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are meant to function as guaranteed annual minimum payments required to be made for the duration of the Agreement regardless of net sales. The Licensor seeks relief against BayMedica including (a) approximately US$3.4 million in annual payments for the years 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain guaranteed annual minimum payments of approximately US$2.3 million for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the Agreement. While we are not able to predict the outcome of the Patent License Matter with any certainty, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations. For additional information, see Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report.

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

The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data will become more advanced with the use of Artificial Intelligence (“AI”) and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

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

No dividends on our Common Shares have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board of Directors, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained and certain conditions are met.

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

There remains increased focus from lawmakers and regulators on corporate Environmental, Social and Governance (“ESG”) practices, including climate change and related ESG disclosure requirements.

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

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of September 12, 2025, there were 42,332 options available for future allocation pursuant to the 20% of the issued and outstanding shares allowed to be issued according to the terms of the Plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

Our operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firms included an explanatory paragraph in its report on our financial statements as of and for the years ended June 30, 2025 and June 30, 2024 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2025 of approximately $118.0 million. Our net loss for the fiscal years ended June 30, 2025 and 2024 was approximately $8.2 million and $7.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2025, we had approximately $11.1 million in cash, cash equivalents and short-term investments, which, we currently estimate funds our operations into the fourth quarter of calendar 2026 (being the second fiscal quarter of 2027), depending on the level and timing of realizing revenues from the sale of BayMedica inventory as well as the level and timing of our operating expenses. Our ability to develop our research and development programs is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

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

As of June 30, 2025, we had net operating loss (“NOL”) carryforwards of approximately $97.3 million available to offset future taxable income in Canada and the United States. These NOL carry-forwards begin to expire in 2026.

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

Changes in the global economic environment have created market uncertainty and volatility in recent years. The market and demand for metal commodities and related products has in recent years been adversely affected by global economic uncertainty, reduced confidence in financial markets, the COVID-19 pandemic, including any resurgence thereof, bank failures and credit availability concerns. These macro-economic events negatively affected the mining and minerals sectors in general. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to reduced consumer spending, decreased employment rates, adverse business conditions, high inflation, high fuel and energy costs, high consumer debt levels, a lack of available credit, the state of turmoil in the financial markets, high interest rates and/or tax rates, may adversely affect our growth and profitability. Future economic shocks may be precipitated by a number of causes, including the slowdown in the Chinese economy, a rise in the price of oil and other commodities, climate change disasters, geopolitical instability, including as a direct or indirect result of the Russo-Ukraine war and the ongoing Israel-Hamas conflict, further wars or acts of terrorism, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

We assess on a quarterly basis the carrying values of our assets. Should market conditions and commodity prices worsen and persist in a worsened state for a prolonged period of time, an assessment of our assets for impairment may be required.

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

In addition, any further changes in regulations or shifts in political conditions are beyond our control and may materially and adversely affect our business, or if significant enough, may significantly impede our ability to transact in certain countries. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls and foreign exchange restrictions.

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

Our business and financial condition have been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions, including inflation, interest rates, fluctuations or volatility in capital markets or foreign currency exchange rates, the threat of new or increased tariffs, escalating trade tensions and changes in trade agreements, and geopolitical events around the world, such as the impact from recent U.S. tariff activity as well as ongoing conflicts between Russia and Ukraine and in the Middle East. In recent years, the global markets experienced, higher rates of inflation as a result of several market factors, including in the form of increased costs pertaining to labor, materials and overhead. Inflation rates in the U.S. significantly increased in recent years resulting in action by the U.S. federal government to increase interest rates, adversely affecting capital markets activity. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve Board in the United States (the “Federal Reserve”). Interest rates may remain at current levels for the near-term, and this new interest rate environment could materially and adversely affect our business, the counterparties with which we interact and the global economy at large.

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

We currently have no manufacturing capabilities and rely on contract research, development and manufacturing organization (“CDMOs”) to manufacture our Product Candidates for preclinical studies and clinical trials. We rely on CDMOs for manufacturing, filling, packaging, testing, storing and shipping of drug products in compliance with cGMP, regulations applicable to our products. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packaging of a drug product. If our CDMOs increase their prices or fail to meet our quality standards, or those of regulatory agencies such as the FDA, and cannot be replaced by other acceptable CDMOs, our ability to obtain regulatory approval for and commercialize our Product Candidates may be materially adversely affected.

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

As part of our overall risk management program, we provide required training to employees in high-risk areas on cybersecurity and will distribute standard operating procedures to all employees. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Chief Financial Officer and Chief Operating Officer are primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our management team is additionally responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole. We additionally utilizes the assistance of a third-party service provider, an information technology solutions service provider located in Richmond, BC, for purposes of broadly managing its cybersecurity risks.

ITEM 2. PROPERTIES

Our corporate headquarters are located at Suite 1445 - 885 West Georgia Street, Vancouver, British Columbia V6C 1B4, Canada. This lease was signed in July 2024 and the office space occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 over the two-year term of the agreement.

In July 2019, we entered into a facility lease agreement for approximately 4,000 square feet of office space in Vancouver, BC, which served as our corporate headquarters until August 2024, when the lease expired. We did not take the option to renew for an additional three-year period.

In October 2023, BayMedica entered into an amended facility lease agreement for approximately 7,000 square feet of office space in San Francisco, California with average monthly operating charge of $30,134 over the three and a half-year term of the agreement. The lease expires in April 2027.

We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs. We further believe that, should it be needed, suitable additional space is available to accommodate any expansion of our operations, but such space may not be available in the same building, if and when such space is needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this Annual Report, with the exception of the Patent License Matter discussed below in which BayMedica, our wholly-owned subsidiary, is involved, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcomes, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 15, 2021, BayMedica entered into an exclusive technology license agreement (the “Agreement”) with a third party (the “Licensor”) pursuant to which it agreed to license a proprietary process in the United States where it has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. The royalty payments were to be made for the period beginning on the first commercial sale of the licensed product and ending on the later of the expiration of the Licensor’s patent rights or ten years after the first commercial sale of such licensed product. On April 29, 2025, BayMedica received a letter from the Licensor stating its intention to commence arbitration proceedings pursuant the Agreement, together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are meant to function as guaranteed annual minimum payments required to be made for the duration of the Agreement regardless of net sales. The Licensor seeks relief against BayMedica including (a) approximately US $3.4M in annual payments for the years 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain guaranteed annual minimum payments of approximately $2.3M for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the agreement. BayMedica vehemently contests the Licensor’s interpretation of the Agreement and its position in the Patent License Matter, and intends to take all necessary steps to vigorously defend the Patent License Matter. While we are not able to predict the outcome of the Patent License Matter with any certainty, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are listed on the on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”).

There were approximately 7,521 holders of record of our Common Shares as of September 12, 2025. On September 12, 2025, the last reported sales price per share of our Common Shares was $2.14 per share.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2025, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in this Annual Report. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

We are a pharmaceutical drug development company with a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1 and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with our wholly owned subsidiary, BayMedica, LLC, or BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

We have sought to focus on the research and development of preferential signaling ligands of CB1 and CB2, and have produced a library of novel, proprietary drug candidates, or Product Candidates. These Product Candidates are patentable new chemical entities, or NCEs, for pharmaceutical development, aimed at targeting diverse clinical indications. Our current potential pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry Age-Related Macular Degeneration, or dry AMD, and Epidermolysis Bullosa, or EB.

Our INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor, or PPAR, signaling pathway. Combined, these mechanisms of action may offer a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease.

Outcomes from our ocular research, based on the proprietary small molecule INM-089, indicate potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of retinal function. Neuroprotection in dry AMD remains an unmet medical need and a new treatment option may help solve this multifactorial disease.

We have completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in treating symptoms related to EB. Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cream versus the control cream alone in an exploratory clinical evaluation. We are also pursuing strategic partnership opportunities for INM-755 in EB and other itch-related skin conditions.

Together with BayMedica, our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With multiple manufacturing approaches, we have sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality, high purity Products and Product Candidates fit for their intended uses. BayMedica’s commercial business specializes in the B2B commercialization of bulk rare, non-intoxicating cannabinoids as raw materials for the Health and Wellness sector that are bioidentical to those found in nature

Recent Developments

Reverse Stock Split

On November 14, 2024, the Company effected a reverse stock split of the Company’s issued and outstanding Common Shares, by a ratio of 20-to-1 (the “Reverse Stock Split”). Accordingly, all Common Shares, stock options, warrants, as well as per share information, for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this Reverse Stock Split.

Private Offering

On June 24, 2025, we entered into a securities purchase agreement, or the Purchase Agreement, with the Selling Shareholder, for the sale and issuance of an aggregate of 1,952,363 common shares (or pre-funded warrants in lieu thereof) at a purchase price of $2.561 per share (or pre-funded warrant in lieu thereof). In addition, we agreed to issue to the Selling Shareholder short-term preferred investment options to purchase up to an aggregate of 1,952,363 common shares at an exercise price of $2.436 per share. The foregoing transaction is referred to herein as the Private Placement. On June 26, 2025, the parties consummated the Private Placement.

The terms of the Purchase Agreement provided the Selling Shareholder the option of purchasing the pre-funded warrants in lieu of common shares in such manner as to result in the same aggregate purchase price being paid by the Selling Shareholder to us.

At the closing of the Private Placement, we issued to the Selling Shareholder (i) pre-funded warrants to purchase an aggregate of 1,952,363 common shares and (ii) preferred investment options to purchase up to an aggregate of 1,952,363 common shares. No common shares were issued to the Selling Shareholder at the closing of the Private Placement. The Company received gross proceeds of approximately $5.0 million and paid approximately $0.5 million in transaction costs

The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The terms of the pre-funded warrants preclude a holder thereof from exercising such holder’s pre-funded warrants, and us from giving effect to such exercise, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 9.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon such exercise.

The preferred investment options issued to the Selling Shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen (18) months from the effective date of the Resale Registration Statement (as defined below). The terms of such preferred investment options preclude a holder thereof from exercising such holder’s preferred investment option, and the Company from giving effect to such exercise, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon such exercise.

A holder may increase or decrease the beneficial ownership thresholds relating to the pre-funded warrants and preferred investment options specified above, except that the issuance of 9.99% can be no sooner than 61 days after notifying us and that the beneficial ownership limitation may not exceed 9.99% in any event. The Selling Shareholder has elected 4.99% for the pre-funded warrants and 9.99% for the preferred investment options as of the date hereof.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Selling Shareholder, dated June 24, 2025, or the Registration Rights Agreement. The Registration Rights Agreement grants the Selling Shareholder certain registration rights and obligates us to file one or more registration statements with the Securities and Exchange Commission, or the SEC, by certain dates, covering the resale of the common shares issuable upon exercise of the pre-funded warrants and preferred investment options sold in the Private Placement, or the Resale Registration Statement. The Company has met all such obligations and timely filed related Resale Registration Statements.

The pre-funded warrants and preferred investment options described above were offered in a private placement under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and, along with the common shares underlying the pre-funded warrants and preferred investment options, have not been registered under the Securities Act or applicable state securities laws. Accordingly, the pre-funded warrants, preferred investment options and the common shares underlying the pre-funded warrants and preferred investment options may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements and in accordance with applicable state securities laws. The securities were offered and sold only to accredited investors.

The foregoing descriptions of the Purchase Agreement, the Registration Rights Agreement, and the pre-funded warrants and the preferred investment options issued in the Private Placement are not complete and are qualified in their entirety by the full text of such documents, copies of which are filed as exhibits to this Annual Report.

Existing Investment Option Amendment

Concurrently with our entry into the Purchase Agreement, we and the Selling Shareholder entered into an Amendment Letter, dated June 24, 2025, or the Existing Investment Option Amendment, to amend 199,115 preferred investment options issued to the Selling Shareholder on October 24, 2023, or the Existing Investment Options, with an exercise price of $16.60, pursuant to which the Existing Investment Options were amended to be exercisable for 199,115 common shares at a reduced exercise price of $2.436 per share in consideration for the Selling Shareholder’s participation in the Private Placement and the payment by the Selling Shareholder to us cash consideration of $0.125 per Existing Investment Option.

The foregoing description of the Existing Investment Option Amendment is not complete and is qualified in its entirety by the full text of the Existing Investment Option Amendment, a copy of which is filed as an exhibit to this Annual Report.

Engagement Letter

We entered into an engagement letter with H.C. Wainwright & Co., LLC, or Wainright, dated June 24, 2025, or the Engagement Letter, pursuant to which Wainwright agreed to serve as our exclusive agent, advisor or underwriter in certain offerings, including the Private Placement. We agreed to pay Wainwright a cash fee, or as to an underwritten offering an underwriter discount, equal to 7.5% of the aggregate gross proceeds raised in each offering. Upon any exercise for cash of any privately-placed warrants or options issued to investors in each offering, we agreed to pay Wainwright a cash fee of 7.5% of the aggregate gross exercise price paid in cash with respect such exercise. In addition, pursuant to the Engagement Letter, we also agreed to grant to Wainwright, or its designees, at each closing, warrants (or warrant equivalents) to purchase that number of common shares of the Company equal to 6.5% of the aggregate number of common shares of (or common shares equivalent, if applicable) placed in each offering (and if an offering includes a “greenshoe” or “additional investment” component, such number of common shares underlying such “greenshoe” or “additional investment” component, with the warrants and/or warrant equivalents granted to Wainwright issuable upon the exercise of such component). Upon any exercise for cash of any privately-placed warrants or warrant equivalents issued to investors in each offering, we agreed to issue to Wainwright (or its designees), warrants and/or warrant equivalents to purchase that number of common shares equal to 6.5% of the aggregate number of such common shares underlying the warrants and/or warrant equivalents that have been so exercised. Warrants and/or warrant equivalents issued to Wainwright will have a term of five years (or such other term the privately-placed warrants or warrant equivalents issued to investors in the applicable offering) and an exercise price equal to 125% of the offering price per share (or unit, if applicable) in the applicable offering and if such offering price is not available, the market price of the common shares on the date an offering is commenced, such price being referred to herein as the Offering Price. If warrants and/or warrant equivalents are issued to investors in an offering, the warrants issued to Wainwright are required to have the same terms as the warrants and/or warrant equivalents issued to the investors in the applicable offering, except that the warrants and/or warrant equivalents issued to Wainwright shall have an exercise price equal to 125% of the Offering Price.

We also agreed to pay Wainwright a management fee equal to 1.0% of the gross proceeds raised in each offering, $20,000 for non-accountable expenses (to be increased to $50,000 in the case of a public offering), up to $35,000 for fees and expenses of legal counsel and other out-of-pocket expenses (to be increased to $90,000 in the case of a public offering), plus certain additional amounts in special circumstances. The Engagement Letter has indemnity and other customary provisions.

In accordance with the Engagement Letter, in connection with the Private Placement, we issued to Wainwright preferred investment options, or placement agent preferred investment options, to purchase an aggregate of 126,904 common shares. The preferred investment options issued to Wainwright have an exercise price of $3.2013 per share, became exercisable immediately upon issuance and will expire eighteen (18) months from the effective date of the Resale Registration Statement. A holder of the preferred investment options issued to Wainwright is precluded from exercising such holder’s preferred investment option, and we are precluded from giving effect to such exercise, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon such exercise. A holder may increase or decrease the aforementioned beneficial ownership threshold, except that the beneficial ownership limitation may not exceed 9.99% in any event.

The placement agent preferred investment options issued to Wainwright, and the common shares issuable upon exercise thereof, were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

The foregoing description of the placement agent preferred investment options issued to Wainwright is not complete and is qualified in their entirety by the full text of such document, the form of which is filed as an exhibit to this Annual Report.

Standby Equity Purchase Agreement

On December 13, 2024, we entered into a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, LTD, or the Investor, to sell up to $10 million in the aggregate of common shares at any time during the 36-month period following the effective date of the SEPA, or the Effective Date.

On June 13, 2025, we and the Investor entered into a certain Amendment to Standby Equity Purchase Agreement, or the SEPA Amendment, pursuant to which we and the Investor agreed to amend certain of the provisions set forth under Section 6.02 of the SEPA. Pursuant to the SEPA Amendment, the Company may, from time to time, suspend, in our sole discretion, the use of the registration statement related to the common shares under the SEPA by providing written notice to the Investor in the event that we determine in good faith that such suspension is necessary: (A) to delay the disclosure of material nonpublic information concerning us, the disclosure of which at the time is not, in our good faith opinion, in our best interest; or (B) to amend or supplement the registration statement or prospectus so that the registration statement or prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or a Black Out Period. During any such Black Out Period, the Investor has agreed not to sell any common shares pursuant to the registration statement, but it may sell common shares pursuant to an exemption from the registration requirements under U.S. securities laws subject to compliance with all applicable laws. Further, pursuant to the SEPA Amendment, we agreed to not impose any Black Out Period that is more restrictive (including, without limitation, as to duration) than the comparable restrictions that we may impose on transfers of our equity securities by our directors and senior executive officers. In addition, we shall not deliver any advance notice during any Black Out Period. If the public announcement of such material, nonpublic information is made during a Black Out Period, the Black Out Period shall terminate immediately after such announcement, and we shall be obligated to immediately notify the Investor of the termination of the Black Out Period.

Special Meeting of the Shareholders

On June 13, 2025, we held a special meeting of our shareholders, or the Special Meeting, for the purpose of approving, in accordance with Nasdaq Listing Rules 5635(b) and 5635(d), the potential issuance of 20% or more of our issued and outstanding common shares pursuant to the SEPA, or the Share Issuance Proposal.

After counting the number of common shares present in person and by proxy, it was determined that a quorum for the transaction of business at the Special Meeting was not present. While approximately 60% of the voted common shares were in favor of the Share Issuance Proposal, in the absence of a quorum, no business was able to be conducted at the Special Meeting, including a vote on the Share Issuance Proposal. The board of directors continues to assess whether we will (x) hold a subsequent special meeting of our shareholders at a later date with respect to the Share Issuance Proposal and/or (y) include the Share Issuance Proposal in our definitive proxy statement for our 2025 annual general meeting of shareholders

INM-901 Program Updates

On June 24, 2025, the Company reported new preclinical data demonstrating that INM-901 significantly reduces inflammation in ex vivo models of neuroinflammation, further supporting its potential as a therapeutic candidate in Alzheimer’s disease.

The study evaluated INM-901 in an ex vivo model of lipopolysaccharide (LPS)-induced inflammation in animal brain tissue, which is designed to induce a strong expression of pro-inflammatory cytokines IL-6, IL-1β, IL-2, and KC/Gro and inflammasome marker NLRP3. Results demonstrated that INM-901 treatment can reduce pro-inflammatory cytokines and may have a direct impact on neuroinflammation independent of the influence of amyloid beta or tau aggregation. This study model offers insight into INM-901’s potential therapeutic impact on brain inflammation that may underlie a broad range of neurodegenerative diseases, including Alzheimer’s disease.

Key Findings from the Study:

●	INM-901 significantly reduced levels of NLRP3 and IL-1β, two inflammasome markers increasingly implicated in the pathogenesis of Alzheimer’s disease and other neuroinflammatory diseases.

●	INM-901 treatment resulted in a dose-dependent and statistically significant reduction in several key pro-inflammatory markers, including IL-6, IL-1β, KC/Gro, and IL-2.

●	INM-901 reduced key pro-inflammatory markers, independent of amyloid-beta or tau pathology, signifying potential to treat other dementia-related diseases.

On July 27, 2025, the Company reported INM-901 treatment in the well-established 5xFAD AD mouse model led to improvement in cognitive function and memory, locomotor activity, anxiety-based behavior, sound awareness. InMed’s most recent study evaluated INM-901 using a longer treatment duration and subjects with more advanced disease to validate and expand upon previous findings, which have demonstrated improvements in cognitive function, anxiety-related behavior, and sensory responsiveness.

Summary of INM-901 Long-term 5xFAD study:

●	Hippocampal RNA Expression - Several genes associated with inflammation, the endocannabinoid system, synaptic dysfunction and oxidative stress and apoptosis (cell death) were evaluated following treatment. In some cases, INM-901 demonstrated a dose-dependent trend towards a return to non-diseased baseline following treatment.

●	Inflammation – Treatment with INM-901 resulted in a significant reduction in the inflammatory biomarkers IFN-γ, TNF-α, IL-1β, KC-GRO, IL-2 and NfL, suggesting a dose-dependent therapeutic effect in neuroinflammation.

●	Immunohistochemistry - Amyloid-beta (Aβ) immunoreactivity is reduced following INM-901 treatment in a dose-dependent manner. MAP2, the microtubule-associated protein 2 is a protein found in the neurons, especially in the dendrites and is involved in neurite outgrowth and signal transduction of the neurons, is partially restored with INM-901 treatment.

●	Behavioral – Cognitive function, anxiety-related behavior, and sensory responsiveness were restored or approaching normal following INM-901 treatment.

Economic and Trade Policy Uncertainty

We continue to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the U.S. and other jurisdictions. While no specific tariffs have been implemented that directly and materially affect our operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty and could impact the counterparties with whom we commercially engage. As of the date of this Annual Report, management has not identified any material and adverse effects on our financial position, results of operations, or estimates related to credit losses or asset impairments as a result of the implementation of such tariffs and trade policies; however, the ultimate outcome and impact of such trade policies are not fully ascertainable as of the date hereof. See “Risk Factors—The threat or actual adoption of tariffs, retaliatory tariffs and duties, trade barriers and restrictions, and related international trade conflicts, including by the United States, Canada or other jurisdictions, could materially impact the macroeconomic framework in which we operate.”

Components of Results of Operations

Revenue

Our revenue consists of manufacturing and distribution sales of bulk rare cannabinoid Products, which are recognized at a point in time. We recognize revenue when control over the products has been transferred to the customer and we have a present right to payment.

Cost of Sales

Cost of sales consist primarily of the purchase price of goods and cost of services rendered, freight costs, warehousing costs, and purchasing costs. Cost of sales also includes production and labor costs for our manufacturing business.

Operating Expenses

Research and Development Expenses

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

Research and development activities account for a significant portion of our operating expenses. Research and development expenses decreased in fiscal 2025 as compared to fiscal 2024, largely due to the retirement of our Senior Vice-President, Clinical & Regulatory at the end of June 2024. We do not currently have plans to fill this position. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies through the extensive preclinical testing and into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial activities. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our research and development expenses to increase as our drug candidates advance into later stages of clinical development, we do not believe that it is possible, at this time, to accurately project total program-specific expenses through to commercialization. There are numerous factors associated with the successful commercialization of any of our Product Candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, human resources, business operations and other administrative functions, investor relations activities, legal fees related to corporate matters, fees paid for accounting and tax services, consulting fees, patent costs and facility-related costs.

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

Results of Operations

We have two operating and reportable segments based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. We have determined our reportable segments to be InMed Pharmaceuticals (“InMed Pharma”) and BayMedica Commercial based on the information used by the CODM.

Comparison of the year ended June 30, 2025 and 2024 for InMed Pharma Segment

	Year Ended June 30,
	2025	2024	Change	% Change
	(in thousands)
Operating expenses:
Research and development	2,821	3,079	(258)	(8)%
General and administrative	5,415	5,042	373	7%
Amortization and depreciation	210	217	(7)	(3)%
Foreign exchange loss	28	62	(34)	(55)%
Total operating expenses	8,474	8,400	74	1%
Interest and other income	156	533	(377)	(71)%
Finance expense	(372)	-	(372)	(100)%
Net loss	$(8,690)	$(7,867)	$(823)	(10)%

Research and Development Expenses

Research and development expenses decreased by $0.3 million in our InMed Pharma segment, or 8%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The decrease in research and development expenses was due primarily to a decrease in external contractors and personnel compensation. This was offset by an increase in research supplies. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and administrative expenses

General and administrative expenses increased by $0.4 million in our InMed Pharma segment, or 7%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The increase results primarily from a combination of changes including higher legal expenses, and consulting fees. This was offset by a decrease in office and administrative fees.

Interest and other income

Interest and other income decreased by $0.4 million in our InMed segment, or 71% for the year ended June 30, 2025, as compared to the year ended June 30, 2024. The decrease primarily results from the loss of a sublessor during the year ended June 30, 2025, and the reduction in our average cash on hand during the current year.

Finance Expense

Finance expense increased by $0.4 million in our InMed segment, or 100% for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The increase primarily results from the fees incurred in relation to the SEPA agreement.

Comparison of the year ended June 30, 2025 and 2024 for the BayMedica Segment

	Year Ended June 30,
	2025	2024	Change	% Change
	(in thousands)
Sales	$4,943	$4,598	$345	8%
Cost of sales	3,236	3,497	(261)	(7)%
Gross profit	1,707	1,101	606	55%

Operating expenses:
Research and development	33	138	(105)	(76)%
General and administrative	1,143	756	387	51%
Amortization and depreciation	2	2	-	-%
Total operating expenses	1,178	896	282	31%
Interest and other income	-	(5)	5	(100)%
Tax expense	-	(7)	7	(100)%
Net Income	$529	$193	$336	174%

Sales

Sales increased by $0.3 million in our BayMedica segment, or 8%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The increase in sales results from expanded marketing efforts and increased demand in certain cannabinoid products. BayMedica will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute highest margins, where BayMedica continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by $0.3 million in our BayMedica segment, or 7%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The decrease in cost of goods sold is primarily the result of the Company lowering its supply chain costs and a decrease in write-down of inventories to net realizable value during the year ended June 30, 2025.

Research and Development Expenses

Research and development expenses decreased by less than $0.1 million in our BayMedica segment, or 76%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The decrease in research and development expenses was primarily due to a decrease in external contractors.

General and administrative expenses

General and administrative expenses increased by approximately $0.4 million in our BayMedica segment, or 51%, for the year ended June 30, 2025 as compared to the year ended June 30, 2024. The increase results primarily from a combination of changes including higher salaries and employee benefits, and marketing expenses.

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

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $11.1 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended June 30, 2025	Year Ended June 30, 2024
Net cash used in operating activities	$(7,767)	$(6,986)
Net cash used in investing activities	-	(9)
Net cash provided by financing activities	12,271	4,654
Net increase (decrease) in cash and cash equivalents	$4,504	$(2,341)

Operating Activities

During the year ended June 30, 2025, we used cash in operating activities of $7.8 million, primarily resulting from our net loss of $8.2 million combined with $1.0 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

During the year ended June 30, 2024, we used cash in operating activities of $7.0 million, primarily resulting from our net loss of $7.7 million combined with $0.4 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

Investing Activities

During the year ended June 30, 2025, cash used in investing activities of $nil resulted from the purchases and sale of short-term investments.

During the year ended June 30, 2024, cash used in investing activities of less than $0.01 million resulted from the purchases of property and equipment.

Financing Activities

During the year ended June 30, 2025, cash provided by financing activities of $12.3 million consisted of $8.1 million in gross proceeds derived from the sale of common stock, $5.0 million in gross proceeds derived from the sale of warrants, offset by total transaction costs of $0.9 million.

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

Through June 30, 2025, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $8.2 million and $7.7 million for the years ended June 30, 2025 and 2024, respectively. In addition, we have an accumulated deficit of $117.2 million as of June 30, 2025.

As of the issuance date of these consolidated annual financial statements, we expect our cash, cash equivalents and short-term investments of $11.1 million as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance its operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing stockholders.

Our funding requirements and timing and amount of our operating expenditures will depend largely on:

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for other Products and Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Products and Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, including sales arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Products and for Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company;

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio; and

●	the level and timing of realizing revenues from the BayMedica commercial operations.

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

Critical Accounting Estimates and Accounting Policies

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2025. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Research & Development costs:

Research and development costs is a critical accounting estimate due to the magnitude and nature of the assumptions that are required to calculate third-party accrued and prepaid research and development expenses. Research and development costs are charged to expense as incurred and include, but are not limited to, personnel compensation, including salaries and benefits, services provided by CROs that conduct preclinical and clinical studies, costs of filing and prosecuting patent applications, and lab supplies.

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

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these consolidated financial statements as a result of future adoption.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this accounting pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Years Ended June 30, 2025 and 2024

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

InMed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InMed Pharmaceuticals Inc. (the “Company”) as of June 30, 2025, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2025 , and the related notes (collectively referred to as the “financial statements”). In our opinion, , the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025

New York, NY
September 22, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

InMed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InMed Pharmaceuticals Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2023 through 2025.

New York, NY

September 27, 2024, except for the effects of Note 14, Reverse Stock Split, as to which the date is July 31, 2025

InMed Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	June 30,	June 30,
	2025	2024
	$	$
ASSETS
Current
Cash and cash equivalents	11,075,871	6,571,610
Short-term investments	43,384	43,064
Accounts receivable (less provision for credit losses of $2,424 and $nil as of June 30, 2025 and 2024, respectively)	465,104	352,838
Inventories, net	961,173	1,244,324
Prepaids and other current assets	321,747	477,749
Total current assets	12,867,279	8,689,585

Non-Current
Property, equipment and ROU assets, net	992,199	1,249,999
Intangible assets, net	1,620,562	1,783,198
Other assets	100,000	100,000
Total Assets	15,580,040	11,822,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,404,283	1,654,011
Current portion of lease obligations	435,507	317,797
Total current liabilities	1,839,790	1,971,808

Non-current
Lease obligations, net of current portion	305,755	644,865
Total Liabilities	2,145,545	2,616,673
Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 2,002,186 and 445,908 as of June 30, 2025 and 2024, respectively, issued and outstanding	91,221,174	82,784,400
Additional paid-in capital	39,322,644	35,368,899
Accumulated deficit	(117,237,892)	(109,075,759)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	13,434,495	9,206,109
Total Liabilities and Shareholders’ Equity	15,580,040	11,822,782
Related Party Transactions (Note 13)

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in U.S. Dollars

	For the Year Ended
	June 30,
	2025	2024
	$	$

Sales	4,942,633	4,597,730
Cost of sales	3,236,047	3,496,817
Gross profit	1,706,586	1,100,913

Operating Expenses
Research and development	2,853,920	3,217,517
General and administrative	6,557,822	5,798,226
Amortization and depreciation	212,839	219,600
Foreign Exchange Loss	28,471	61,921
Total operating expenses	9,653,052	9,297,264

Other Income (Expense)
Interest and other income	155,882	527,901
Finance expense	(371,549)	-
Loss before income tax expense	(8,162,133)	(7,668,450)

Income tax expense	-	(7,100)
Net loss for the year	(8,162,133)	(7,675,550)

Net loss per share for the year
Basic and diluted	(8.36)	(20.14)
Weighted average outstanding common shares
Basic and diluted	975,985	381,053

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2025 and 2024

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Proceeds from ATM (Note 8)	313,242	1,905,583	-	-	-	1,905,583
Proceeds from SEPA (Note 8)	1,208,336	6,224,716	-	-	-	6,224,716
Proceeds from Private Placement	-	-	5,024,891	-	-	5,024,891
Share issuance costs	-	(269,559)	(614,419)	-	-	(883,978)
Exercise of pre-funded warrants	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(8,162,133)	-	(8,162,133)
Share-based compensation	-	-	119,307	-	-	119,307
Balance June 30, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2023	166,370	77,620,252	35,741,115	(101,400,209)	128,569	12,089,727
Proceeds from Private Placement	163,637	3,240,006	1,976,187	-	-	5,216,193
Share issuance costs	-	-	(562,151)	-	-	(562,151)
Exercise of pre-funded warrants	115,901	1,924,142	(1,923,967)	-	-	175
Loss for the period	-	-	-	(7,675,550)	-	(7,675,550)
Share-based compensation	-	-	137,715	-	-	137,715
Balance June 30, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2025 and 2024

Expressed in U.S. Dollars

	2025	2024
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(8,162,133)	(7,675,550)
Items not requiring cash:
Amortization and depreciation	212,839	219,600
Share-based compensation	119,307	137,714
Amortization of right-of-use assets	321,885	384,918
Interest income received on short-term investments	(34)	(1,250)
Unrealized foreign exchange loss	75,928	12,262
Inventory write-down	-	305,812
Credit losses	2,424	-
Changes in operating assets and liabilities:
Inventories	283,151	66,220
Prepaids and other currents assets	173,980	20,284
Other non-current assets	-	4,908
Accounts receivable	(114,690)	(92,439)
Accounts payable and accrued liabilities	(249,728)	45,282
Deferred rent	-	(16,171)
Lease obligations	(429,880)	(397,422)
Total cash used in operating activities	(7,766,951)	(6,985,832)

Investing Activities
Purchase of property and equipment	-	(9,293)
Sale of short-term investments	42,270	42,082
Purchase of short-term investments	(42,270)	(42,082)
Total cash used in investing activities	-	(9,293)

Financing Activities
Proceeds from the exercise of pre-funded warrants	-	175
Proceeds from the private placement	8,130,299	5,216,194
Proceeds from the sale of pre-funded warrants	5,024,891	-
Share issuance costs	(883,978)	(562,151)
Total cash provided by financing activities	12,271,212	4,654,218
Increase (decrease) in cash and cash equivalents during the year	4,504,261	(2,340,907)
Cash and cash equivalents beginning of the year	6,571,610	8,912,517
Cash and cash equivalents end of the year	11,075,871	6,571,610

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$7,100
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred investment options to its placement agent	$281,810	$325,699
Fair value of warrant modification recorded as equity issuance costs	$116,482	$3,508,749
Recognition of Right-of-use asset and corresponding operating lease	$187,223	$968,376

The accompanying notes form an integral part of these consolidated financial statements.

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

Business

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981 under the Business Corporations Act of British Columbia. InMed is a pharmaceutical drug development company with a pipeline of proprietary small molecule drug candidates targeting the treatment of diseases with high unmet medical needs as well as developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s office and principal place of business is located at Suite 1445, 885 West Georgia Street, Vancouver, B.C., Canada, V6C 3E8.

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

Through June 30, 2025, the Company has funded its operations primarily with proceeds from the sale of Common Shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $8.2 million and $7.7 million for the years ended June 30, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of approximately $117.2 million as of June 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $11.1 million as of June 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

On November 14, 2024, the Company effected a reverse stock split of the Company’s issued and outstanding Common Shares, by a ratio of 20-to-1 (the “Reverse Stock Split”). Accordingly, all Common Shares, stock options, warrants, as well as per share information, for all periods presented in the consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this Reverse Stock Split.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, shareholders’ equity, net loss or net cash used in operating activities. During the year ended June 30, 2024, the Company reclassed prior year costs from research and development to general and administrative.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of June 30, 2025 and 2024, the Company held $4,479,809 and $1,939,482, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of any credit losses. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience.

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

Years Ended June 30, 2025 and 2024
Balance as of July 1, 2023	$66,775
Provision	—
Write-offs	(66,775)
Balance as of June 30, 2024	—
Provision	2,424
Balance as of June 30, 2025	$2,424

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of June 30, 2025, was $8.0 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

Concentration of customers

The following table summarizes the information about the Company’s concentration of customers:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Twelve Months Ended June 30, 2025
Revenues, customer concentration risk	26%	32%	*	*	*	*	*

Twelve Months Ended June 30, 2024
Revenues, customer concentration risk	10%	18%	34%	14%	12%	*	*

As of June 30, 2025
Accounts receivable, customer concentration risk	45%	12%	*	10%	*	15%	13%

As of June 30, 2024
Accounts receivable, customer concentration risk	32%	20%	15%	15%	14%	*	*

*	Less than 10%.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After the consummation of equity or debt financings, these related costs are recorded in shareholders’ equity or liabilities as a reduction of proceeds generated as a result of the offering. If the planned financing is abandoned, the deferred offering costs are thereafter expensed as a charge to other income (expense) in the consolidated statement of operations. As of June 30, 2025 and 2024, the Company recorded $nil and $106,299 in deferred offering costs, respectively. During the year ended June 30, 2025 and 2024 the Company expensed $20,000 and $nil, respectively.

Inventories

Inventories are initially valued at weighted average cost and subsequently valued at the lower of weighted average cost and net realizable value. Costs included in inventories are the purchase price of goods and cost of services rendered, freight costs, warehousing costs, purchasing costs and production and labor costs related to manufacturing.

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. As of June 30, 2025 and 2024, the Company has $nil and $103,434, respectively, as a valuation allowance to reduce weighted average cost to net realizable value. During the year ended June 30, 2025 and 2024, the Company recorded an inventory write-down due to net realizable value of $nil and $103,136  respectively, and recorded an inventory write-down due to obsolescence of $nil and $208,737, respectively.

Property, Equipment and ROU Assets, Net

Computer equipment, lab equipment and furnishings are recorded at cost, less accumulated depreciation and accumulated impairment losses. The initial cost of computer equipment, lab equipment and furnishings comprise their purchase price. The computer equipment, lab equipment and furnishings are reviewed at least once per year for impairment. Equipment and furniture are depreciated using the straight-line method based on their estimated useful lives as follows:

●	Computer equipment — 5 years

●	Lab equipment — 6 - 10 years

Computer equipment and lab equipment, acquired or disposed of during the year, are depreciated proportionately for the period they are in use.

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

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses. There is no impairment loss during the years ended June 30, 2025 and 2024.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2025 and 2024 due to their immediate or short-term maturities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2025, and June 30, 2024, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2025, and 2024, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2025, 2024, 2023, and 2022 United States and Canadian tax returns remain subject to examination by their respective taxing authorities. None of the Company’s tax returns are currently under examination.

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

Revenue consists of manufacturing and distribution sales of bulk rare cannabinoids, which are recognized at a point in time. The Company recognizes revenue when control over the products has been transferred to the customer and the Company has a present right to payment. Sales and other taxes that are required to be remitted to regulatory authorities are recorded as liabilities and excluded from sales. Limited rights of return for claims of damaged or non-compliant products, exist with the Company’s customers.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of June 30, 2025 and 2024, the Company has 1,952,363 and 34,700 respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year ended June 30,
	2025	2024
Options	61,410	33,722
Warrants	2,588,847	509,580
	2,650,257	543,302

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

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these consolidated financial statements as a result of future adoption.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this accounting pronouncement.

3.	INVENTORIES

Inventories consisted of the following:

	June 30, 2025	June 30, 2024
	$	$

Raw materials	258,300	372,695
Work in process	26,695	30,817
Finished goods	676,178	840,812
Inventories	961,173	1,244,324

In determining any valuation allowances, the Company reviews inventory for obsolete, redundant, and slow-moving goods. During the year ended June 30, 2025 and 2024, the write-down of inventories to net realizable value was $0 and $9,614 respectively. Contributing factors to the decrease in net realizable value included lower demand and downward pricing pressure for certain products. As of June 30, 2025 and 2024, the Company has $0 and $103,434 respectively as a valuation allowance to reduce weighted average cost to new basis.

4.	PROPERTY, EQUIPMENT AND ROU ASSETS, NET

Property, equipment and ROU assets consisted of the following:

	June 30, 2025	June 30, 2024
	$	$

Right-of-Use Assets (leases)	1,901,468	2,135,811
Equipment	429,091	429,090
Furnishing	-	40,409
Property and equipment	2,330,559	2,605,310
Less: accumulated depreciation and amortization	(1,338,360)	(1,355,311)
Property, equipment and ROU assets, net	992,199	1,249,999

Depreciation expense on computer equipment, lab equipment and furnishing for the year ended June 30, 2025 and 2024, was $50,204 and $47,742 respectively and was recorded in general and administrative expenses. Amortization expense related to the right-of-use assets for the year ended June 30, 2025 and 2024, was $321,885 and $384,918 respectively and was recorded in general and administrative expenses.

5.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2025	June 30, 2024
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,306,858)	(1,144,222)
Intangible assets, net	1,620,562	1,783,198

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at June 30, 2025, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years.

Amortization expense on intangible assets for the year ended June 30, 2025 and 2024 was $162,636 and $171,858 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending June 30,	$

2026	162,746
2027	162,746
2028	162,746
2029	162,746
2030	162,746
Thereafter	806,832
Total	1,620,562

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2025	June 30, 2024
	$	$

Trade payables	370,142	626,190
Accrued research and development expenses	73,143	242,066
Inventory related accruals	735	41,004
Employee compensation, benefits and related accruals	490,405	488,278
Accrued general and administrative expenses	469,858	256,473
Accounts payable and accrued liabilities	1,404,283	1,654,011

7.	SHARE CAPITAL AND RESERVES

Authorized

As of June 30, 2025, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of June 30, 2025 and 2024.

The Company may, from time to time, issue Preferred Shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

Private Offering

On June 25, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the selling shareholder, for the sale and issuance of an aggregate of 1,952,363 common shares (or pre-funded warrants in lieu thereof) at a purchase price of $2.561 per share (or pre-funded warrant in lieu thereof). In addition, the Company agreed to issue the selling shareholder short-term preferred investment options to purchase up to an aggregate of 1,952,363 common shares at an exercise price of $2.436 per share. The foregoing transaction is referred to herein as the Private Placement. On June 26, 2025, the parties consummated the Private Placement. The terms of the Purchase Agreement provided the selling shareholder the option of purchasing the pre-funded warrants in lieu of common shares in such manner as to result in the same aggregate purchase price being paid by the Selling Shareholder to the Company. The Company received gross proceeds of approximately $5.0 million and paid approximately $0.5 million in transaction costs.

The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The terms of the pre-funded warrants preclude a holder thereof from exercising such holder’s pre-funded warrants, and us from giving effect to such exercise, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 9.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon such exercise. The pre-funded warrants had a relative fair value of $2.9 million at the time of issuance. There were no pre-funded warrants exercised from this Private Placement as of June 30, 2025.

The preferred investment options issued to the selling shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen months from the effective date of the Resale Registration Statement of August 1, 2025. The preferred investment options had a relative fair value of $2.0 million at the time of their issuance. There were no preferred investment options exercised from this Private Placement as of June 30, 2025.

Concurrently with the Purchase Agreement, the Company and the selling shareholder entered into an Amendment Letter, dated June 24, 2025, or the Existing Investment Option Amendment, to amend 199,115 preferred investment options issued to the selling shareholder on October 24, 2023, or the Existing Investment Options (see below), with an exercise price of $16.60, pursuant to which the Existing Investment Options were amended to be exercisable for 199,115 common shares at a reduced exercise price of $2.436 per share in consideration for the selling shareholder’s participation in the Private Placement and the payment by the selling shareholder to the Company cash consideration of $0.125 per Existing Investment Option for total cash payment to the Company of $25,000. The expiration date remains April 26, 2029. The inducement contemplated by the Existing Investment Option Amendment is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $0.1 million as of the date of the Inducement, using a Black-Scholes model, and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3. There were no 2025 Existing Preferred Investment Options exercised as of June 30, 2025.

Standby Equity Purchase Agreement (the “SEPA”)

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA (the “Effective Date”). The total number of Common Shares under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Common Shares as of the Effective Date unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. In addition, the issuance of our Common Shares under the SEPA is subject to further limitations, including that the Common Shares beneficially owned by the Investor and its affiliates will not exceed 9.99% in the aggregate of our Common Shares issued and outstanding. The Common Shares issued and sold to the Investor will be priced at 97% of the Market Price (as defined in the SEPA) during a specified three-day pricing period.) The Company reserves the right to set a minimum acceptable price for the Common Share issuances made under the SEPA. During the year ended June 30, 2025, the Company issued 1,208,336 Common Shares for gross proceeds of approximately $6.2 million. This amount has been offset by commitment fees and other SEPA related fees of $0.4 million, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 and the Company is also obligated to pay a commitment fee in an amount equal to 2.50% of the commitment amount (or $0.3 million), 25% of which was paid in December 2024. The remaining 75% of the commitment fee shall be paid in three equal quarterly installments beginning on the three-month anniversary of the Effective Date, with each such installment to be paid at the Company’s option either in cash or by the issuance to the Investor of such number of Common Shares that is equal to such portion of the deferred fee divided by the lowest daily VWAP of the Common Shares during the consecutive trading days immediately prior to the date of such installment at the Effective Date.

On June 13, 2025, the Company and the Investor entered into a certain amendment to Standby Equity Purchase Agreement, or the SEPA Amendment. Pursuant to the SEPA Amendment, we may, from time to time, suspend, in our sole discretion, the use of the registration statement related to the common shares under the SEPA by providing written notice to the Investor in the event that we determine in good faith that such suspension is necessary: (A) to delay the disclosure of material nonpublic information concerning us, the disclosure of which at the time is not, in our good faith opinion, in our best interest; or (B) to amend or supplement the registration statement or prospectus so that the registration statement or prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or a Black Out Period. During any such Black Out Period, the Investor has agreed not to sell any common shares pursuant to the registration statement, but it may sell common shares pursuant to an exemption from the registration requirements under U.S. securities laws subject to compliance with all applicable laws. Further, pursuant to the SEPA Amendment, we agreed to not impose any Black Out Period that is more restrictive (including, without limitation, as to duration) than the comparable restrictions that we may impose on transfers of our equity securities by our directors and senior executive officers. In addition, we shall not deliver any advance notice during any Black Out Period. If the public announcement of such material, nonpublic information is made during a Black Out Period, the Black Out Period shall terminate immediately after such announcement, and we shall be obligated to immediately notify the Investor of the termination of the Black Out Period.

Amended At-the-Market Offering Agreement (‘ATM Amendment’)

On June 27, 2024, the Company entered into an amendment (the “ATM Amendment”) to its At-the-Market Offering Agreement, dated April 7, 2022 (the “Original ATM Agreement” and together with the ATM Amendment, the “Amended ATM Agreement”), pursuant to which the Company may offer and sell Common Shares, from time to time, in “at the market” offerings through the Agent. The ATM Amendment amends the Original ATM Agreement to reflect, among other provisions, updates to certain sales settlement provisions and reimbursement terms, and to supplement the representations being made by the Company to the Agent. During the year ended June 30, 2025, the Company issued 313,242 Common Shares for gross proceeds of approximately $1.9 million. This amount has been offset by financing fees of approximately $0.3 million. The Company’s Registration Statement on Form S-3 which was previously filed with the SEC in connection with the transactions contemplated by the Amended ATM Agreement expired on February 10, 2025.

On October 24, 2023, the Company entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) with two accredited institutional investors (the “Accredited Institutional Investors”) for the sale (the “2023 Private Placement”) of 150,602 pre-funded warrants of the Company’s common shares at a purchase price of $16.60 per share. The pre-funded warrants have an exercise price of $0.0001 and do not have an expiration date. The pre-funded warrants had a fair value of $1.2 million at the time of issuance. In addition, the Company agreed, as part of the 2023 Private Placement, to issue to the purchasers unregistered preferred investment options to purchase up to an aggregate of 199,114 common shares. These preferred investment options have an exercise price of $16.60 and have a term of 5.5 years from issuance. The preferred investment options had a fair value of $1.3 million at the time of their issuance (see 2025 Inducement Offer Letter above).

Concurrently with the Company’s entry into the 2023 Securities Purchase Agreement, the Company also entered into an inducement offer letter agreement (the “Inducement Offer Letter”) with the holders of existing preferred investment options (the “Existing Holders”) to purchase up to an aggregate of 163,636 common shares issued to the Existing Holders on November 21, 2022. Pursuant to the Inducement Offer Letter, the Existing Holders agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 163,636 common shares (at a reduced exercise price of $16.60 per share) in consideration of the Company’s agreement to issue new unregistered preferred investment options to purchase up to an aggregate of 327,273 shares of the Company’s common shares at an exercise price of $16.60 per share). Due to ownership limitations, the Accredited Institutional Investors had 89,827 common shares held in abeyance as of the closing of the 2023 Private Placement. The abeyance shares had a fair value of $1.5 million and the common shares issued had a fair value of $1.2 million on their respective issuance date. As of June 30, 2025, the Accredited Institutional Investors had drawn down 89,827 abeyance shares.

The inducement contemplated by the Inducement Offer Letter (the “Inducement”) is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $3.5 million as of the date of the Inducement, using a Black-Scholes model and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3.

On October 26, 2023, the parties consummated the 2023 Private Placement and the other transactions contemplated by the 2023 Securities Purchase Agreement. In connection with such transactions, the Company (i) received gross proceeds of approximately $5.2 million and paid approximately $0.6 million in cash fees and (ii) issued 20,425 warrants to our placement agent. These warrants have an exercise price of $20.750 and a term of 5.5 years. The placement agent warrants had a fair value of $326,000 as of the date of their issuance, using a Black-Scholes model and were recorded as an equity issuance cost.

Common Share Warrants

The assumptions used in the Black-Scholes model to value the new warrants issued during the years ended June 30, 2025 and 2024, are set forth in the table immediately below.

June 30, 2025
Exercise price	$2.44 - 3.20
Risk-free interest rate	3.68%
Volatility	142%
Expected life (years)	1.5
Dividend yield	$0%

June 30, 2024
Exercise price	$16.60 – 20.80
Risk-free interest rate	4.82%
Volatility	109 – 111%
Expected life (years)	5.0 – 5.5
Dividend yield	$0%

The assumptions used in the Black-Scholes model to value the modification of warrants issued during the year ended June 30, 2025 and 2024, are set forth in the table immediately below.

June 30, 2025
Exercise price	$2.44 - 16.60
Risk-free interest rate	3.68%
Volatility	133%
Expected life (years)	3.83
Dividend yield	$-%

June 30, 2024
Exercise price	$16.60 – 60.80
Risk-free interest rate	0.56 – 4.82%
Volatility	109 – 614%
Expected life (years)	0 – 6.8
Dividend yield	$0%

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2023	175,802	$107.40
Granted	648,904	12.80
Exercised	(279,538)	9.80
Expired/Cancelled	(888)	370.00
Balance as at June 30, 2024	544,280	21.20
Warrants Granted	4,031,630	1.28
Exercised	(34,700)	-
Expired/Cancelled	-	-
Warrants Outstanding at June 30, 2025	4,541,210	$3.90

Warrants Exercisable at June 30, 2025	4,541,210	$3.90

As of June 30, 2025 and 2024, the warrants exercisable and outstanding have an intrinsic value of $8,102,467 and $184,539 respectively with a weighted average remaining life of 2 years and 4 years respectively.

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

As of June 30, 2025 and June 30, 2024, there were 41,278 and 8,966 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

On December 20, 2024, the Company granted 28,700 stock options to its employees and external directors. The options have an exercise price of $4.14 with a term of five years. The options vest in equal installments monthly over three years.

On February 20, 2024, the Company issued 2,500 options to its employees pursuant to the Plan. The options have an exercise price of $7.40 with a term of five years. The options vest in equal installments monthly over three years.

On December 23, 2023, the Company issued 25,111 options to its employees and consultants pursuant to the Plan. The options have an exercise price of $7.40 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 23, 2023, the Company additionally issued 1,420 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $7.40 with a term of five years. The options vest on the earlier of (i) December 23, 2024 or (ii) immediately prior to the next Annual General Meeting.

On December 16, 2023, the Company additionally issued 168 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $26.40 with a term of five years. The options vest on the earlier of (i) December 16, 2023 or (ii) immediately prior to the next Annual General Meeting.

The assumptions used in the Black-Scholes model during the years ended June 30, 2025 and 2024, are set forth in the table immediately below:

June 30, 2025
Exercise price	$4.14
Risk-free interest rate	4.28%
Volatility	125%
Expected life (years)	3.6
Dividend yield	$0%

June 30, 2024
Exercise price	7.40
Risk-free interest rate	3.95 - 4.30%
Volatility	116 - 203%
Expected life (years)	3.5 - 3.6
Dividend yield	$0%

The following is a summary of changes in outstanding options from July 1, 2023 to June 30, 2025:

	Number	Weighted Average Exercise Price

Balance as at July 1, 2023	5,132	$625.60
Granted	29,020	7.40
Expired/Forfeited	(430)	3,286.80
Balance as at June 30, 2024	33,722	$56.69
Granted	28,700	4.14
Expired/Forfeited	(1,012)	70.43
Balance as at June 30, 2025	61,410	32.53

June 30, 2024:
Vested and exercisable	5,646	$298.00
Unvested	28,076	$8.00

June 30, 2025:
Vested and exercisable	23,844	$75.35
Unvested	37,566	$5.34

Total expenses arising from share-based payment transactions recognized during the years ended June 30, 2025 and 2024 were $119,307 and $137,714, respectively, of which $71,280 and $80,513, respectively, was allocated to general and administrative expenses, $46,637 and $56,408, respectively, was allocated to research and development expenses, and $1,391 and $793, respectively, was allocated to Cost of Goods sold.

Unrecognized compensation cost at June 30, 2025 related to unvested options was $72,549 which will be recognized over a weighted-average vesting period of approximately 1.22 years.

9.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	June 30, 2025
$

Year 1	475,087
Year 2	313,230
Year 3	-
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities	788,317
Less: imputed interest	(47,055)
Present value of lease liabilities	741,262

Less: Current portion of lease liabilities	(435,507)
Non-current portion of lease liabilities	305,755

On July 29, 2024, the Company entered into a lease agreement for new office space in Vancouver, British Columbia. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement. The Company used an incremental borrowing rate of 7% and recognized an ROU asset and corresponding operating lease liability of $205,201.

On October 5, 2023, BayMedica amended its lease located in South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,295,759 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a ROU asset and corresponding operating lease liability of $953,935. The Company can terminate the lease with three months’ written notice and a payment of $187,938.

10.	INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% to the tax expense:

	2025	2024
	$	$
US net income (loss) before taxes	423,063	(1,756,965)
Canada net income (loss) before taxes	(8,585,196)	(5,911,485)
Net income (loss) before taxes	(8,162,133)	(7,668,450)

Income tax expense (recovery) at the statutory rate	(2,229,159)	(1,966,981)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,167,827	1,625,998
State taxes	76,974	(21,942)
Permanent differences	34,335	39,252
True up to the return	2,982	(303,595)
State Rate Change	8,086	2,949
Foreign exchange differences	(1,589,832)	618,907
Share issuance cost capitalized in equity	(492,446)	(123,415)
Other	21,233	135,927
Income tax expense	-	7,100

As of June 30, 2025, the Company has non-capital loss carry-forwards of approximately $89.2 million (June 30, 2024 - $72.7 million) available to offset future taxable income in Canada. These non-capital loss carryforwards begin to expire in 2026. As of June 30, 2025, the Company has US Federal net operating losses of $5.4 million and state net operating losses of $2.7 million. As of June 30, 2024, the Company has US Federal net operating losses of $7.5 million and state net operating losses of $3.7 million. The US Federal NOLs have an indefinite carryforward period, and the state NOLs begin to expire in 2042.

Deferred tax assets and liabilities are as follows:

	2025	2024
	$	$
Non-capital losses	25,463,223	21,501,476
Financing costs	733,014	861,867
Accrued expenses	61,845	12,831
Intangible assets, net	496,440	146,193
Tax credits	221,406	241,270
Lease liability	108,525	164,288
	27,084,453	22,927,925
Intangible assets, net	(57,977)	-
Property and equipment, net	(98,627)	(116,231)
Lease obligations	(106,029)	(157,701)
	(262,633)	(273,932)
Net deferred tax asset	26,821,820	22,653,993
Valuation allowance	(26,821,820)	(22,653,993)
	-	-

A full valuation allowance has been applied against the net deferred tax assets because it is more likely than not that future taxable income will not be available against which the Company can utilize the benefits therefrom.

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

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The Company’s U.S. Federal and State tax returns for the years 2021 through 2024 remain subject to examination by their respective taxing authorities.

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

The InMed Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the BayMedica Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the ‘InMed Pharma’ segment as of June 30, 2025 and 2024 were $13.7 million and $9.2 million, respectively. Total assets as of June 30, 2025 and 2024, held in the BayMedica Commercial segment were $1.9 million and $2.6 million, respectively.

The following table presents information about the Company’s reportable segments for the years ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025			2024
	InMed	BayMedica	Total	InMed	BayMedica	Total
	$	$	$	$	$	$

Sales	-	4,942,633	4,942,633	-	4,597,730	4,597,730
Cost of sales	-	(3,236,047)	(3,236,047)	-	(3,496,817)	(3,496,817)
Operating expenses	(8,474,641)	(1,178,411)	(9,653,052)	(8,400,411)	(896,853)	(9,297,264)
Other income (expense)	155,882	-	155,882	532,782	(4,881)	527,901
Finance Expense	(371,549)	-	(371,549)	-	-	-
(Loss) income before income taxes	(8,690,308)	528,175	(8,162,133)	(7,867,629)	199,179	(7,668,450)
Unrestricted cash	10,684,376	391,495	11,075,871	5,669,113	902,497	6,571,610

12.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of June 30, 2025, the Company is committed for contract research services and materials at a cost of approximately $0.2 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2024, the Company is committed for contract materials and equipment at a cost of approximately $0.1 million, expected to occur in the twelve months following June 30, 2025.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (“NRC-IRAP”), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of June 30, 2024, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one year terms, of $43,384 and $43,064 as of June 30, 2025 and 2024 respectively, that are pledged as security for a corporate credit card.

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

BayMedica entered into a technology license agreement (“Agreement”) with a third party (the “Licensor”) on February 15, 2021. Under the Agreement, BayMedica agreed to license a proprietary process in the United States where it has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. The royalty payments were to be made for the period beginning on the first commercial sale of the licensed product and ending on the later of the expiration of the Licensor’s patent rights or ten years after the first commercial sale of such licensed product.

On April 29, 2025, BayMedica received a letter from the Licensor of its intention to commence arbitration proceedings pursuant to the Agreement together with a Notice of Arbitration (the “Patent License Matter”). The Patent License Matter will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law.

In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are not simply required to maintain an exclusive license with respect to the proprietary process, but rather function as guaranteed annual minimum payments that BayMedica must make for the duration of the Agreement regardless of net sales. On the basis of this theory, and this theory alone, the Licensor seeks relief against BayMedica including (a) approximately US $3.4M in annual payments for 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain annual minimum payments of approximately $2.3M for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the agreement. BayMedica vehemently contests the Licensor’s interpretation of the Agreement and its position in the Patent License Matter, and intends to take all necessary steps to vigorously defend the Patent License Matter.

While we are not able to predict the outcome of the Patent License Matter with any certainty, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

13.	RELATED PARTY TRANSACTIONS

On February 11, 2022, the Board of Directors appointed Janet Grove as a director of the Company, a position she held until February 10, 2025, at which time the Company’s Board of Directors (the “Board”), upon the outcome of the Nominating & Governance Committee’s determination and recommendation, elected to accept her resignation from the Board. Ms. Grove is a Partner of Norton Rose Fulbright Canada LLP (“NRFC”). During the period from July 1, 2024 to February 10, 2025, NRFC and Norton Rose Fulbright US LLP (“NRFUS” and together with NRFC, “NRF”) rendered legal services in the amount of $316,977 to the Company. During the twelve months ended June 30, 2024, NRF rendered legal services in the amount of $226,793, to the Company. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by NRF. No legal services rendered by NRF were provided by Ms. Grove directly.

14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the matters described below.

The One Big Beautiful Bill Act (‘OBBBA’), passed by the House of Representatives in May 2025 and signed into law on July 4, 2025 by President Trump, marks a pivotal shift in tax treatment for research and development (R&D) expenses. Effective for tax years beginning after December 31, 2024, the bill reverses the Tax Cuts and Jobs Act’s requirement to capitalize and amortize domestic R&D costs over five years, restoring full immediate expensing.  Businesses can also deduct unamortized expenses from prior years in 2025. The Company is currently evaluating the impact of the OBBBA.

Subsequent to June 30, 2025, 382,000 Pre-Funded Warrants have been exercised under the 2025 Securities Purchase Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please refer to “Item 4.01 - Changes in Registrant's Certifying Accountant" in our Current Report on Form 8-K, filed with the SEC on June 13, 2025.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of June 30, 2025 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement (the “2024 Proxy Statement”) for our 2025 Annual Meeting of Stockholders within 120 days after the end of our 2025 fiscal year pursuant to Regulation 14A of the Exchange Act. If the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is CBIZ CPAs P.C. PCAOB Auditor ID 199. The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of CBIZ CPAs P.C. The reports of the independent public accounting firms are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Amended and Restated Agreement and Plan of Reorganization, dated as of October 13, 2021, by and among InMed Pharmaceuticals Inc., InMed LLC, BayMedica, Inc., BM REP, LLC, as the stockholder representative, and certain stockholders thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021).
3.1	Amended and Restated Articles of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 19, 2020).
4.1	Form of Specific Common Share Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2020).
4.3	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.4	Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022).
4.5	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.6	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
4.7	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023).
4.8	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023).

4.19	Description of Securities of InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).
10.1†	InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.2†	Form of Stock Option Agreement pursuant to the InMed Pharmaceuticals Inc. 2017 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8 filed with the SEC on March 5, 2021).
10.3†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric A. Adams and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.4†	Amendment dated July 11, 2022 to Eric Adams’ Employment Agreement dated 1 March 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.5†	Amended and Restated Executive Employment Agreement, dated March 1, 2021, between Eric Hsu and InMed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2021).
10.6†	Employment Agreement dated July 15, 2022, between InMed Pharmaceuticals Inc. and Michael Woudenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
10.7†	Form of InMed Pharmaceuticals Inc. Indemnification Agreement entered into with each member of the board of directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2021)
10.8	Amendment No. 1, dated June 27, 2024, to the At the Market Offering Agreement dated April 7, 2022 by and between InMed Pharmaceuticals Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024).
10.9	Scientific Advisory Board Consulting Agreement, dated as of September 4, 2024, between the Company and Barry Greenberg, Ph.D. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).
10.10	Form of Inducement Letter, dated October 24, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023).
10.11	Form of Securities Purchase Agreement, dated October 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023).
10.12	Standy Equity Purchase Agreement, dated December 13, 2024, by and between InMed Pharmaceuticals Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.13	Amendment to Standy Equity Purchase Agreement, dated June 13, 2025, by and between InMed Pharmaceuticals Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
10.14	Form of Securities Purchase Agreement, dated June 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.15	Form of Existing Investment Options Amendment (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
19.1*	InMed Pharmaceuticals Inc. Insider Trading Policy
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

September 22, 2025	By:	/s/ Netta Jagpal
Netta Jagpal
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 22, 2025
Eric A. Adams	(Principal Executive Officer)

/s/ Netta Jagpal	Chief Financial Officer	September 22, 2025
Netta Jagpal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director	September 22, 2025
Andrew Hull	(Chairman to the Board of Directors)

/s/ Bryan Baldasare	Director	September 22, 2025
Bryan Baldasare

/s/ Nicole Lemerond	Director	September 22, 2025
Nicole Lemerond