Form 10-K/A
period 2025-06-30
InMed Pharmaceuticals Inc.
filed 2025-10-24
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InMed Pharmaceuticals Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2025 (the “Original Filing”), as follows:

●	to include Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated into our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing; and

●	to file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference to our definitive proxy statement. Unless otherwise explicitly stated, this Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing and does not otherwise reflect any events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. Capitalized terms used herein and not otherwise defined are set forth in the Original Filing.

InMed Pharmaceuticals Inc.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and notes thereto sets forth the name of each person that serves as a director as of June 30, 2025, the municipality in which they are ordinarily resident, all offices of the Company held by them, and the period of time for which they have been a director of the Company:

Name and Address of Nominee and Present Position with Company	Principal Occupation During the Last Five Years	Director Since
Andrew Hull (2) (3) (4) (5) (6) Illinois, USA Director	Takeda Pharmaceuticals - Head of Global Alliances, (April 2014 – April 2018), Head of Global Alliance Management (June 2008 – April 2014), SVP of Marketing (February 2006 – June 2008); Former Chairman, Illinois Biotechnology Innovation Organization (2 terms); former member of Kenyon College Board of Trustees; Director of Zucara Therapeutics (March 2019 – March 2020).	September 12, 2016
Nicole Lemerond (2) (3) (4) (5) New York, USA Director	Director of GeoVax Labs (August 2022 - present); Director of MediciNova (August 2023 - present); Managing Partner of NV Capital (February 2010 - August 2022).	August 8, 2022
Bryan Baldasare (2) (3) (4) (5) Ohio, USA Director	Vice President, Chief Financial Officer and Treasurer, Hilltop Basic Resources, Inc. (January 2022 to present). Meridian Bioscience, Inc. (April 2000 to December 2021) — EVP, CFO and Secretary (October 2019 to December 2021), SVP, Interim CFO, Corporate Controller and Treasurer (July 2019 to September 2019), SVP, Corporate Controller and Treasurer (January 2018 to June 2019).	May 12, 2022
Eric. A. Adams(1) British Columbia, Canada President & CEO Director	President and Chief Executive Officer & Director of the Company (June 2016 - present).	June 16, 2016

Notes:

(1)	Not an independent director because he is the Chief Executive Officer of the Company.

(2)	Independent director.

(3)	Denotes member of the Audit Committee. Mr. Baldasare is the current Chair of the Audit Committee. All members of the Audit Committee are independent.

(4)	Denotes member of the Compensation Committee. Ms. Lemerond is currently the Chair of the Compensation Committee. All members of the Compensation Committee are independent.

(5)	Denotes member of the Governance and Nomination Committee. Mr. Hull is currently the Chair of the Governance and Nomination Committee. All members of the Governance and Nomination Committee are independent.

(6)	Denotes Chair of the Board.

Board of Directors

The following is a biographical summary of the experience of our directors.

Eric A. Adams (also President and Chief Executive Officer) (Age: 62)

Mr. Adams has been the President and Chief Executive Officer, and a Director of InMed since 2016. Mr. Adams is a seasoned biopharmaceutical executive with over 30 years’ experience in company and capital formation, global market development, mergers and acquisitions, licensing and corporate governance. During the period from 2011 to 2016, Mr. Adams served as a mentor and senior consultant to several biopharmaceutical and innovative technology companies. He previously served as Chief Executive Officer and Director at EnGene Inc. between 2004 and 2011. Prior to EnGene, he held senior roles in global market development with QLT Inc., Advanced Tissues Science Inc., Abbott Laboratories, and Fresenius AG. He is a dual citizen of Canada and the United States and holds a Master of International Business degree from the University of South Carolina and a Bachelor’s degree in Chemistry from the University of Southern Indiana. Mr. Adams makes valuable contributions to the Board based on his extensive international business development experience in a wide range of disease categories and contributions to growing several organizations across the pharmaceutical and medical device arenas.

Nicole Lemerond (Age: 50)

Ms. Lemerond has been a director of the company since August 2022. Ms. Lemerond is a financial executive with over 25 years of experience in investment management, private equity, investment banking and leveraged finance. She has significant experience executing complex transactions, managing diligence processes, raising capital and structuring balance sheets. Throughout her career, Ms. Lemerond has worked with public and private company management teams and boards to increase stakeholder value. She established and led healthcare groups at leading investment firms and has also worked at several large financial institutions, including Lehman Brothers and The Carlyle Group. Ms. Lemerond is a member of the Board of Directors of GeoVax, Inc. (Nasdaq: GOVX) and MediciNova, Inc. (Nasdaq: MNOV). Ms. Lemerond holds a Bachelor of Science degree from Cornell University and is a CFA charterholder. Ms. Lemerond makes valuable contributions to our Board based on her extensive experience in investment management and her experience working with management teams to increase stakeholder value.

Bryan Baldasare (Age: 59)

Mr. Baldasare has been a member of the Board since May 2022. Mr. Baldasare is a well-rounded biotech executive with a wealth of experience in finance and accounting, financial planning and analysis, treasury management, commercial operations and mergers and acquisitions. Mr. Baldasare spent over 20 years at Meridian Bioscience, most recently as Chief Financial Officer where during his tenure, Meridian expanded into a diversified global business with 15 sites in 10 countries, developed and launched dozens of new products, and grew its revenues to over $300 Million. Mr. Baldasare is currently the CFO at Hilltop Companies, a leading supplier to the construction industry, and is also a volunteer in the Guardianship Assistance Program through Meals on Wheels Southwest Ohio and Northern Kentucky. Prior to Meridian, Mr. Baldasare spent over 10 years in public accounting at Arthur Andersen LLP. Mr. Baldasare has a Bachelor’s degree in Business Administration from the University of Cincinnati and is a Certified Public Accountant in the State of Ohio (inactive license). Mr. Baldasare makes valuable contributions to our Board based on his financial and accounting expertise and his experience as a former executive in the biotechnology sector.

Andrew Hull (Age: 62)

Mr. Hull has been a director of the company since September 2016. Mr. Hull most recently served as Head of Global Alliances for Takeda Pharmaceuticals from 2014 to 2018, where he was responsible for maximizing the success of Takeda’s growing number (40+) of commercial and research and development partnerships with many of the industry’s leading pharmaceutical and biotech companies. In previous roles as Senior Vice President, Marketing, and Senior Vice President, Business Development and Strategic Product Planning, Mr. Hull led marketing and commercial development of Takeda’s U.S. portfolio of over $3 billion and led partnering activities including licensing and acquisitions. Additionally, he held positions of increasing responsibility at Immunex and Abbott Laboratories. Mr. Hull received a Bachelor’s degree in Biology from Kenyon College in 1985. He also recently served as a member of the Board of the Illinois Biotechnology Innovation Organization, where he served two terms as chairman, and recently was a member of the Kenyon College Board of Trustees. Mr. Hull recently served as a director of Zucara Therapeutics. Mr. Hull makes valuable contributions to the Board based on his over 30 years of experience in various commercial and business development roles with leading pharmaceutical and biotech companies.

Corporate Cease Trade Orders, Bankruptcies, Penalties, Sanctions or Individual Bankruptcies

To the knowledge of the Company, no director of the Company:

a)	is at June 30, 2025, or has been, within 10 years before June 30, 2025, a director, Chief Executive Officer or Chief Financial Officer of any company (including the Company) or has been, or acted in that capacity for a company that:

(i)	was subject to a cease trade or similar order or an order that denied the relevant company access to any exemptions under securities legislation, that was in effect for a period of more than 30 consecutive days (collectively, an “Order”); when such Order was issued while the person was acting in the capacity of a director, Chief Executive Officer or Chief Financial Officer of the relevant company; or

(ii)	was subject to an Order that was issued after such person ceased to be a director, Chief Executive Officer or Chief Financial Officer of the relevant company, and which resulted from an event that occurred while that person was acting in the capacity as director, Chief Executive Officer or Chief Financial Officer of the relevant company; or

b)	is, as at June 30, 2025, or has been within 10 years before June 30, 2025, a director or executive officer of any company that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

c)	has, within the 10 years before June 30, 2025, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director; or

d)	has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

e)	has been subject to any penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

Insider Trading Policy

The Board has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is available on the Company’s website at www.inmedpharma.com/about/corporate_governance/.

Anti-Hedging Policy

Under the Company’s Insider Trading Policy, executive officers and directors of the Company are not permitted to purchase financial instruments (including prepaid variable contracts, equity swaps, collars or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held directly or indirectly by the executive officer or director.

Committees of our Board

Our Board has established an Audit Committee, a compensation committee (the “Compensation Committee”) and a governance and nomination committee (the “Governance and Nomination Committee”), each of which operates pursuant to a written charter adopted by our Board. Our Board may also establish other committees from time to time to assist the Board. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. Each committee has a charter, which is available on our website at www.inmedpharma.com.

Audit Committee

The Audit Committee assists the Board in overseeing and monitoring the Company’s financial reporting process, compliance with legal and regulatory requirements and the Company’s internal and external audit processes. The Audit Committee’s role and responsibilities are set forth in the charter adopted by the Board, which is available on the Company’s website at www.inmedpharma.com/about/corporate_governance/. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing the overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of the Company’s independent registered public accounting firm.

The Audit Committee is currently composed of three (3) members of the Board, each of whom meets the independence requirements under the applicable listing standards of Nasdaq, the SEC rules and the applicable Canadian securities laws. The Audit Committee is currently composed of Mr. Baldasare (Chair), Mr. Hull and Ms. Lemerond. The Audit Committee met four (4) times during the fiscal year ended June 30, 2025. Our Board has determined that each member of the Audit Committee is “independent” as that term is defined in Nasdaq rules and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, our Board has determined that each member of the Audit Committee meets the heightened independence requirements for Audit Committee members required under Section 10A of the Exchange Act and related SEC and Nasdaq rules. Our Board has determined that Mr. Baldasare is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Executive Officers

The following sets forth certain information concerning our executive officers.

Name of Executive Officer	Age	Position(s)
Eric A. Adams	62	Chief Executive Officer and President, Director
Netta Jagpal	52	Chief Financial Officer
Michael Woudenberg	56	Chief Operating Officer
Eric Hsu	55	Senior Vice President, Preclinical Research & Development

The following is a biographical summary of the experience of our executive officers, with the exception of Eric A. Adams, whose biographical summary is set forth above.

Netta Jagpal

Ms. Jagpal joined InMed with over 20 years of experience in financial leadership roles, primarily in the biotech industry. Prior to InMed, Ms. Jagpal served as Vice President, Financial Reporting & Compliance for D-Wave Systems Inc. (NYSE: QBTS) where she led a finance team through the initial public offering process. Prior to D-Wave, Netta spent 11 years at Zymeworks Inc. (NYSE: ZYME), a leading Vancouver based clinical stage biopharmaceutical company, in various financial roles including Senior Director, Finance & Corporate Controller. Netta has also previously held roles at Angiotech Pharmaceuticals, Inc. (NASDAQ: ANP) and Ernst & Young, a global financial services firm. Netta is a Chartered Professional Accountant with the Institute of Chartered Accountants of British Columbia and holds a Bachelor of Business Administration degree in Accounting and Organizational Behavior from Simon Fraser University.

Michael Woudenberg

Mr. Woudenberg joined us in 2018 with more than 20 years of successful drug development, process engineering, Good Manufacturing Practice manufacturing and leadership experience. He brings valuable expertise in the development, technology transfer and commercialization of APIs and drug products. Mr. Woudenberg previously served as our Senior Vice President of Chemistry, Manufacturing and Controls, until his appointment as our Chief Operating Officer in July 2022. Prior to joining us in 2018, Mr. Woudenberg held various positions within 3M, Cardiome Pharma, Arbutus Biopharma and most recently as the Managing Director of Phyton Biotech, LLC. His experience includes process and formulation development from lab/preclinical products through the various stages of clinical development to validated and successfully approved and inspected commercial APIs and drug products. Additionally, he has extensive experience with regards to regulatory inspections (e.g., FDA, European, Australian, Korean, Japanese, Canadian) and their related chemistry, manufacturing and control requirements from clinical to commercial production of approved products. Mr. Woudenberg received his Bachelor of Science, Chemistry, and Bachelor of Engineering Science, Chemical, at Western University of London, Ontario, Canada.

Eric Hsu

Dr. Hsu joined InMed as head of Preclinical Research and Development in March 2018. He has more than 22 years of scientific leadership experience in preclinical research, including benchtop research, formulation development and manufacturing process development, as well as patent prosecution, vendor contract negotiations and execution, and research partnerships. He is also responsible for expanding product pipelines and managing R&D budgets and timelines. Prior to joining InMed, he held various positions within EnGene Inc., including V.P. of Research and V.P. of Scientific Affairs and Operations. Dr. Hsu received his Doctorate from the Department of Medical Biophysics at the University of Toronto and his Bachelor’s degree from McGill University.

Family Relationships

There are no family relationships between any director or executive officer.

Code of Conduct

The Governance and Nomination Committee periodically reviews and assesses the adequacy of the Company’s Code of Conduct and makes recommendations to the Board regarding any amendments, modifications or waivers of the provisions thereof. A copy of the most up-to-date version of the Company’s Code of Conduct is available within the “Investors” section on the Company’s website located at www.inmedpharma.com/about/corporate_governance/ and on SEDAR+ at www.sedarplus.ca/. A copy of the Code of Conduct is also available free of charge in print to any Shareholder upon written request to Suite 1445-885 West Georgia St., Vancouver, British Columbia, Canada V6C 3E8, Attention: Secretary. The Company will post amendments to the Code of Conduct or waivers of the same for directors and executive officers on the “Investors” section on the Company’s website located at https://www.inmedpharma.com/about/corporate_governance/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, certain officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Directors, certain officers and greater than 10% Shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Section 16(a) reports and all amendments thereto furnished to the Company during and with respect to the fiscal year ended June 30, 2025, and written representation that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its directors, certain officers and greater than 10% beneficial owners were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION

This Compensation Discussion and Analysis describes the objectives and design of the Company’s compensation program for the 2025 NEOs, who are as follows:

Eric A. Adams	President and Chief Executive Officer
Netta Jagpal	Chief Financial Officer
Mike Woudenberg	Chief Operating Officer
Eric Hsu	Senior Vice President, Preclinical Research & Development

Compensation Discussion and Analysis

General

The Company is committed to growing its business over the long-term. As a result of the competitive nature of the industry in which the Company operates, executives have significant career mobility and as a result, the competition for experienced executives is intense. The existence of this competition and the need for talented and experienced executive officers to realize the Company’s business objectives underlies the design and implementation of the Company’s compensation programs. At the same time, the Company seeks to keep its approach to compensation simple and streamlined to reflect the growing but still relatively small size of the Company.

For the purpose of this Statement of Executive Compensation:

“compensation securities” includes stock options, convertible securities, exchangeable securities and similar instruments granted or issued by the Company or one of its subsidiaries for services provided or to be provided, directly or indirectly, to the Company or any of its subsidiaries;

“NEO” or “named executive officer” means, as an “emerging growth company,” as such term is defined in the rules promulgated under the U.S. Securities Act of 1933, as amended, (i) each individual who served as the Company’s principal executive officer during the fiscal year ended June 30, 2025, (ii) the Company’s two most highly compensated executive officers (other than the principal executive officer) in respect of their service to the Company for fiscal year 2025, who were serving as executive officers of the Company on June 30, 2025 and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer of the Company on June 30, 2025.

“Underlying securities” means any securities issuable on conversion, exchange or exercise of compensation securities.

Unless otherwise indicated, references to “$” or “United States dollars” are to United States dollars. Canadian dollars are referred as “Canadian dollars” or “C$”.

Objectives

The objectives of the Company’s compensation program are to:

●	attract and retain qualified executive officers via a competitive compensation package;

●	incentivize executive officers to deliver strong business performance;

●	align the interests of the executive officers with the interests of Shareholders to create Shareholder value by ensuring a significant portion of executive compensation is dependent upon individual and overall business performance; and

●	ensure the executive compensation program is simple to communicate and administer.

InMed’s compensation program is designed to reward personal competencies as they pertain to the specific position for which the person is employed and overall contribution to building the Company’s business including the science and the R&D pipeline towards commercialization.

As such, the Company has included several factors to assist in developing its compensation philosophy, including the following:

●	using a consistent compensation structure among executive officers to encourage aligned goals;

●	including financial regulatory compliance as a performance metric to encourage accountability, as and when appropriate;

●	compensation in line with the company’s financial position;

●	incentive plan awards that include long-term metrics to avoid short-sighted decisions;

●	anti-hedging policies in order to prohibit directors and senior management from directly or indirectly hedging against future declines in the securities of the Company; and

●	periodically retaining independent compensation consultants to provide benchmarks and additional perspective.

While the Company’s objective is to reward for performance and remain competitive in the marketplace for executive talent, the Company carefully considers the expense of compensation and benefits in relation to the Company’s consolidated budget and financial strength as significant factors in determining compensation levels.

The Company intends to keep its compensation program simple to communicate and administer by focusing on base salary, short-term incentives, and long-term incentives. Directors and executive officers are encouraged to increase their ownership interest in the Company in order to, among other things, better align their interests with those of Shareholders. See “Executive Compensation – Components of Compensation”. The Company does not currently have a pension plan.

Compensation Principles

The Company’s overall approach to compensation is to provide senior executives with total compensation that is generally competitive with compensation provided to individuals working in similar positions in the biopharmaceutical industry in Canada and the United States. To best define what a ‘competitive compensation package’ would be, the Company undertook a comprehensive analysis of its compensation practices during 2023. At the behest of the Board, the Compensation Committee engaged an external consulting agency, AON/Radford, to advise on its approach to compensation for executives and the Board. The results of this exercise are detailed in the sections below.

In determining all aspects of executive compensation, the Compensation Committee and the Board engage in discussion with the Chief Executive Officer to align compensation with the skill set, experience, and performance of the executive team members. The Compensation Committee and the Board also rely on input from third party assessments in determining compensation ranges for each executive. Current compensation targets have been established utilizing the AON/Radford compensation assessment undertaken by the Company in 2023. The assessment included several variables across comparable companies in the biopharmaceutical industry to determine a proper compensation range for each executive. Variables included but were not limited to (i) size of the company (as measured by number of employees), (ii) stage of company pipeline development (bio/pharma pre-commercial), (iii) market capitalization of the company, (iv) amount of invested capital, (v) private versus public entities and (vi) region in which the comparator companies operate, among other variables. Once a range was determined for each position, the employee’s specific compensation level was set based on variables such as experience and importance to the overall corporate success.

The AON/Radford compensation assessment determined the most similar industry comparables to arrive at a competitive compensation level. The assessment included data from a total of US and Canadian public, pre-commercial and commercial biopharmaceutical companies with under 60 employees, less than $75M in revenues and market capitalization less than $150 million.

This assessment benchmarked the 25th, 50th and 75th percentile of salary levels, cash bonus levels (% of base salary), and equity levels. The Compensation Committee is currently aiming to target cash compensation (salaries plus bonus) around the 25th percentile and equity-based compensation around the 50th percentile of this benchmark data set. The net effect is to conserve cash for R&D programs based on lower cash compensation of this benchmark while strongly aligning executive interests with those of Shareholders by establishing significant equity-based compensation levels.

Compensation Components

There are three main elements of InMed’s executive compensation program: base salary, annual performance-based cash bonus, and equity-based awards in the form of stock options that reflect the Company’s operating results as well as achievement of significant strategic initiatives. Equity-based awards enable the Company to attract and retain executive talent by aligning the executives’ interests with the Company’s long-term corporate objectives. Additionally, the Company offers to all employees extended health insurance. In certain instances, employee expenses for other minor business-related expenses are reimbursed (such as cell phones and parking, among others).

Base Salary

The Company’s executives are currently compensated based on fixed, or ‘base’, salary paid semi-monthly in arrears. In establishing salaries for the Company’s Chief Executive Officer and other executive officers, consideration is given to salary ranges for comparable positions in similar size and stage biotechnology companies. Data for such comparisons is obtained from the evaluation of compensation against industry peers including those with a similar market capitalization and in the business of biotechnology. In setting salaries within competitive ranges, the Company considers performance-related factors including the Company’s overall results during the past year and its performance relative to a budgeted plan or stated objectives. Consideration is also given to an individual’s contribution to the Company and the accomplishments of departments for which that officer has management responsibility, and the potential for future contributions to the Company. Overall, salaries are currently targeted somewhat below the 25th percentile. Over time, the Company intends to move towards the 25th percentile.

Cash Bonus

A cash bonus system has been developed by the Company to encourage the achievement of critical success factors, or goals, of the Company. The target bonus level is determined by position and typically ranges from 30%-40% of base salary for the Company’s executives other than the Chief Executive Officer, who has a target bonus of 50%. Goals are determined by the direct supervisor of each employee, in discussion with the Chief Executive Officer and, ultimately, the Compensation Committee and Board.

The goals for each position are split into two segments: Task Achievement and Personal Effectiveness. The Task Achievement portion is heavily weighted (75%) and aligns with the overall corporate objectives. The Personal Effectiveness (25%) portion analyzes several criteria for each employee such as initiative, problem solving, teamwork, integrity, and leadership, among other criteria. Scoring for both sections are combined to determine what percentage of the employee’s target bonus will be paid, if any.

An example:

Task Achievement (50/75) + Personal Effectiveness (23/25) = Goal Achievement Score (73%);

Goal Achievement Score (73%) x Target Bonus (30%) x Base Salary ($100,000) = Cash Bonus ($21,900)

Even where the employee has met some or all of their Task Achievement and Personal Effectiveness goals, the payment of cash bonuses to employees, if any, is based on several factors as determined by the Board. Key elements include:

●	The Company’s financial position. As determined solely by the Board, the Company’s current cash position relative to anticipated R&D expenditures, ability to raise additional capital and other factors play a large role in the payment of any bonuses to any employees.

●	Achievement of critical goals. Should the Company fail to reach its key corporate strategic goals, as defined by the Board, then the payment of any cash bonuses to any employee, regardless of their specific role within the Company, may be negatively impacted such that the Board may determine that no bonuses be paid to anyone.

Additionally, the Board has the sole discretion to award a bonus to any individual employee beyond the target bonus amount based on significantly exceeding their goals, or through accomplishment of objectives well beyond the scope of their role.

Share-based and option-based awards

The Compensation Committee believes that equity-based compensation is an important component of InMed’s overall compensation structure. Based on the data from the AON/Radford compensation assessment, the Compensation Committee has determined that in order to present executives with a competitive package, the equity positions (via stock option grants) needed to target Company ownership levels at the 50th percentile to offset the lower range of salaries. The Compensation Committee believes this approach will better align executives with the long-term prospects of the Company.

In accordance with the Compensation Committee’s charter, any equity award to employees is recommended by the Compensation Committee and submitted for approval by the full Board. In addition to regularly scheduled grants, the Chief Executive Officer may make a recommendation for other grants (referred to herein as “off-cycle grants”) in situations where InMed is seeking to attract a senior level hire, recognize employees for certain achievements or in other special circumstances.

Annual and Off-Cycle Stock Option Grants

The Compensation Committee believes that establishing fixed grant dates for the award of equity grants as the Company move forward is an important practice to ensure the consistency of the award granting process. Accordingly, each annual grant and off-cycle grant of equity-based compensation is awarded as follows:

●	Annual Grant. A grant of equity-based compensation awards for employees must be approved annually by the Compensation Committee and the Board.

●	Off-Cycle Grants. Off-cycle grants must be recommended in writing by the Chief Executive Officer to the Compensation Committee and the Board and may be granted on an as-needed basis throughout the year.

●	Other Awards. With respect to awards other than the annual grant or off-cycle grants, the date the Compensation Committee acts to approve an award, or such later specified date as the Compensation Committee shall designate in the approval, is used as the grant date of the award for purposes of InMed’s equity compensation plans. If action is taken by written consent in lieu of a meeting, the date of the Compensation Committee action is the date that the last Compensation Committee member has executed the consent.

Director Compensation

Director compensation is limited strictly to non-management directors. InMed’s director compensation philosophy is as follows:

●	to provide a compensation level that will attract exceptionally experienced and skilled candidates and encourage them to play an active role in the strategic development of the Company;

●	to compensate for Board work and work on Board committees; and

●	to provide stock-based compensation to align director compensation with increases in long-term shareholder value.

Stock-Based Compensation

In addition to any stock options granted to new directors upon becoming a member of the Board, on an annual basis and immediately after election of directors at each annual general meeting of Shareholders, each non-management director shall be granted stock options, priced as of the close of market on the date of the Company’s annual general meeting, vesting 100% on the one year anniversary of the grant date or immediately prior to the following year’s annual general meeting of Shareholders, whichever is sooner, and expiring five years after date of grant.

Annual Cash Retainers

Up to October 1, 2024, directors received an annual retainer of $35,000 each, plus annual committee participation fees of $15,000 each. The Chair of the Board received an additional fee of $25,000.

Effective October 1, 2024, each non-employee director’s annual retainer was set at $50,000, which was inclusive of committee participation fees. The Chair of the Board receives an additional fee of $10,000 per year.   For committee chairmanships, directors are eligible to receive up to an additional $10,000 per year for serving as the Chair of the Audit Committee and up to an additional $5,000 per year for serving as the Chair of the Compensation Committee. Currently, no additional fees are paid to the Chair of the Governance and Nomination Committee. All fees are paid quarterly, in arrears.

There are no other compensation elements for directors such as meeting fees or per diems. If a director travels on behalf of the Company, they are reimbursed for reasonable out-of-pocket expenses.

The following table summarizes total director compensation earned for the fiscal year ended June 30, 2025:

InMed Directors (all figures in US$)	Annual Director Fees (inclusive of committee membership) ($)	Annual Chairman Fee ($)	Committee(1)	Total Annual Fees(2) ($)
Andrew Hull	50,000	13,750	C, A, G	63,750
Bryan Baldasare	57,500	Nil	C, A, G	57,500
Nicole Lemerond	53,750	Nil	C, A, G	53,750
Eric A. Adams	Nil	Nil	None	Nil
Janet Grove(3)	30,694	Nil	C, G	30,694

Notes:

(1)	A = Audit; C= Compensation; G = Governance and Nomination. Bold = Current Chair

(2)	Directors’ Fees are paid on a quarterly basis, in arrears, in equal 25% installments of these Total Annual Fees.

(3)	Ms. Grove resigned as a director on February 10, 2025.

Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to the named executive officers during the fiscal years ended June 30, 2025 and June 30, 2024:

Name and principal position	Fiscal year	Salary (1) ($)	Bonus (1) ($)	Option-based awards (2) ($)	All other compensation ($)	Total compensation ($)
Eric A. Adams	2025	301,630	75,499	19,844	Nil	396,973
President, Chief Executive Officer and Director	2024	294,100	73,500	47,800	Nil	415,400
Michael	2025	279,288	55,928	11,907	Nil	347,123
Woudenberg Chief Operating Officer	2024	272,000	54,400	22,800	Nil	349,200
Eric Hsu	2025	267,942	46,949	8,732	Nil	323,623
Senior Vice President, Preclinical Research & Development	2024	261,000	45,700	15,800	Nil	322,500
Netta Jagpal(3)	2025	243,142	48,671	11,907	Nil	303,720
Chief Financial Officer	2024	87,600	19,100	13,800	Nil	120,500

Notes:

(1)	Salaries and bonuses were paid in Canadian dollars, and have been converted from Canadian dollars to United States dollars using a conversion rate of C$0.7330 to $1.00 for the fiscal year ended June 30, 2025 (being the rate for Canadian dollars in terms of the United States dollar on June 30, 2025, as quoted by the Bank of Canada) and C$0.7306 to $1.00 for the fiscal year ended June 30, 2024 (being the rate for Canadian dollars in terms of the United States dollar on June 30, 2024, as quoted by the Bank of Canada).

(2)	The amounts reported represent the aggregate grant date fair value of the stock options granted, computed in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received upon the exercise of the stock options or any sale of the underlying common shares. The valuation methodology used to determine the fair value of the options issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including the volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on our common shares and does not intend to pay dividends on our common shares in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

(3)	Netta Jagpal was appointed Chief Financial Officer of the Company on February 20, 2024.

The Company is party to the following formal employment agreements with its NEOs. See “Termination and Change in Control Benefits” for further details.

Eric A. Adams

The Company entered into an initial employment agreement with Mr. Adams, effective June 16, 2016, providing for compensation at an initial annual base salary of C$120,000. After several annual compensation reviews and updates thereto, on July 1, 2023, Mr. Adams’ annual base salary was increased to C$400,000 and was further increased to C$412,000 effective July 1, 2024. Mr. Adams’ employment agreement provides that he is eligible to be considered for an annual discretionary bonus which will be subject to the approval of the Board and the Compensation Committee, in their sole discretion, on an annual basis in accordance with the annual performance and compensation review process. Additionally, other benefits include eligibility to participate in the insurance benefits plan of the Company, if any, and vacation entitlement of thirty (30) days per calendar year.

Michael Woudenberg

The Company entered into an initial employment agreement with Mr. Woudenberg, effective September 20, 2018, providing for compensation at an initial annual base salary of C$270,000. After several annual compensation reviews and updates thereto, on July 1, 2023, Mr. Woudenberg’s annual base salary was increased to C$370,000 and was further increased to C$381,500 effective July 1, 2024. Mr. Woudenberg’s employment agreement provides that he is eligible to be considered for an annual discretionary bonus which will be subject to the approval of the Board and the Compensation Committee, in their sole discretion, on an annual basis in accordance with the annual performance and compensation review process. Additionally, other benefits include eligibility to participate in the insurance benefits plan of the Company, if any, and vacation entitlement of thirty (30) days per calendar year.

Eric Hsu

The Company entered into an initial employment agreement with Mr. Hsu effective March 8, 2018, providing for compensation at an initial annual full-time base salary of C$240,000. After several annual compensation reviews and updates thereto, on July 1, 2023, Mr. Hsu’s annual base salary was increased to C$355,000 and was further increased to C$366,000 effective July 1, 2024. Mr. Hsu’s employment agreement provides that he is eligible to be considered for an annual discretionary bonus which will be subject to the approval of the Board and the Compensation Committee, in their sole discretion, on an annual basis in accordance with the annual performance and compensation review process. Additionally, other benefits include eligibility to participate in the insurance benefits plan, if any, and vacation entitlement of thirty (30) days per calendar year.

Netta Jagpal

Effective February 20, 2024, the Company entered into an employment agreement with Ms. Jagpal providing for an initial base salary of C$326,000. After an annual compensation review and update thereto, on July 1, 2024, Ms. Jagpal’s annual base salary was increased to C$332,000. Ms. Jagpal’s employment agreement provides that she is eligible to be considered for an annual discretionary bonus which will be subject to approval of the Board and the Compensation Committee, in their sole discretion, on an annual basis in accordance with the annual performance and compensation review process. Additionally, other benefits include eligibility to participate in the insurance benefits plan of the Company, if any, and vacation entitlement of twenty-five (25) days per calendar year.

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

Incentive Plan Awards

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by the NEOs as of June 30, 2025:

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Exercise Price ($)		Expiration Date
Eric A. Adams	250	(2)	-		1,411.03	(1)	12/15/2025
	250	(2)	-		700.00		10/17/2026
	750	(2)	-		35.60		12/15/2027
	3,402	(3)	3,398	(3)	7.40		12/22/2028
	1,044	(3)	5,206	(3)	4.14		12/19/2029
Michael Woudenberg	60	(2)	-		1,411.03	(1)	12/15/2025
	60	(2)	-		700.00		10/17/2026
	10	(2)	-		505.0035		2/22/2027
	375	(2)	-		35.60		12/15/2027
	1,630	(3)	1,620	(3)	7.40		12/22/2028
	630	(3)	3,120	(3)	4.14		12/19/2029
Eric Hsu	70	(2)	-		1,411.03	(1)	12/15/2025
	70	(2)	-		700.00		10/17/2026
	210	(2)	-		35.60		12/15/2027
	1,134	(3)	1,116	(3)	7.40		12/22/2028
	462	(3)	2,288	(3)	4.14		12/19/2029
Netta Jagpal	1,120	(3)	1,380	(3)	7.40		2/19/2029
	630	(3)	3,120	(3)	4.14		12/19/2029

Notes:

(1)	The option exercise price has been converted from Canadian dollars to United States dollars using a conversion rate of C$0.7330 to $1.00, being the rate for Canadian dollars in terms of the United States dollar on June 30, 2025, as quoted by the Bank of Canada.

(2)	These options vest 25% every 6 months after grant date over a period of 24 months.

(3)	These options vest in equal instalments monthly, in arrears, over 36 months.

Stock Option Plan

Pursuant to the Company’s 2017 Amended Stock Option Plan, as amended, approved by Shareholders at the Company’s special meeting on March 24, 2017 and amended on November 20, 2020 (the “Option Plan”), the Board may, from time to time, in its discretion and in accordance with applicable securities exchange requirements, grant to directors, officers, employees and consultants of the Company (each, an “Optionee”), non-transferable options to acquire Common Share (the “Options”), provided that the number of Common Shares reserved for issuance will not exceed 20% of the issued and outstanding Common Shares at the date the Options are granted (on a non-diluted basis), exercisable for a period of up to ten years from the date of grant.

The exercise price and the term of Options are determined by the Board and are subject to approval by the securities exchange on which the Company’s securities are listed. However, the exercise price cannot be lower than the greater of the closing market prices of the Common Shares on the trading day prior to the date of grant of the Options and the date of grant of the Options.

In the event an Optionee dies prior to the expiry of their option, their legal representatives may, by the earlier of:

a)	one year from the date of the Optionee’s death (or such lesser period as may be specified by the Board at the time of granting the Option); and

b)	the expiry date of the Option; exercise any portion of such Option.

If an Optionee ceases to be a director, officer, employee or consultant for any reason other than death, their Option shall terminate as specified by the Board at the time of granting the Option, and all rights to purchase Common Shares under such Option shall cease and expire and be of no further force or effect.

Subject to securities exchange policies, if any Option granted under the Option Plan shall expire or terminate for any reason without having been exercised in full, such unexercised Options shall become available for future Option grants under the Option Plan.

The Board may amend the Option Plan, subject to, as the case may require, the approvals of the securities exchange, or the Optionees who have been granted Options.

The full text of the Option Plan is available at www.sec.gov and will be supplied free of charge to Shareholders upon written request made directly to the Company at its registered head office located at Suite 1445-885 West Georgia St., Vancouver British Columbia, Canada V6C 3E8, Attention: President and Chief Executive Officer.

Pension Plan Benefits

During the Company’s most recently completed financial/fiscal year, the Company and its direct and indirect subsidiaries did not have a defined benefit plan, deferred contribution plan, deferred compensation plan or pension plan.

Termination and Change in Control Benefits

The Company does not have any pension or retirement plan which is applicable to the NEO’s. The Company has not provided compensation, monetary or otherwise, during the most recently completed fiscal year ended June 30, 2025, to any person who now or previously has acted as an NEO of the Company, in connection with or related to the retirement, termination or resignation of such person, and the Company has provided no compensation to any such person as a result of a change of control of the Company. In the case of resignation, retirement or termination of employment with cause, every NEO contract provides there will be no severance payment made. However, the NEO would be entitled to any vacation due.

The Company has employment agreements with its NEOs which include termination and change of control provisions as described below. The change of control provisions recognize the critical nature of these positions and the individuals involved and the requirement to protect the individuals from disruption to their engagement in the event of a change of control of the Company. The change of control provisions are designed to treat the individuals in a manner consistent with industry standards for executives in similar positions.

For the purposes of the employment agreements with the NEOs, “Change in Control” is defined as (i) the sale of all or substantially all of the assets of the Company to an unrelated person or entity; (ii) a merger, reorganization, or consolidation involving the Company in which the shares of the voting stock outstanding immediately prior to the transaction represent or are converted into or exchanged for securities of the surviving or resulting entity that immediately upon completion of the transaction, represents 51% or less of the outstanding voting power of the surviving or resulting entity; (iii) the acquisition of all or a majority of the outstanding voting stock of the Company in a single transaction or a series of related transactions by a person or group of persons; or (iv) any other acquisition of the business of the Company, as determined by the Board (but any public offering by the Company or another capital raising event, or a merger effected solely to change the Company’s domicile does not constitute a Change in Control).

For the purposes of the employment agreements with the NEOs and in the context of a Change in Control, “Good Reason” is defined as the occurrence of any of the following events without the NEO’s prior written consent: (i) a change in the NEO’s position which materially reduces the NEO’s responsibilities from the responsibilities in effect immediately prior to the Change in Control; (ii) a reduction by the Company of the NEO’s base salary or target bonus percentage, except for an across-the-board salary reduction affecting all senior executives of the Company; or (iii) a relocation of the NEO’s principal place of employment by more than 30 kilometres.

The employment agreements with the NEOs provide that if, following a Change in Control, the Company terminates the NEO’s employment with the Company without cause or the NEO resigns from his/her employment with the Company for Good Reason, then the NEO will be entitled to a Change in Control Severance Amount.

The actual amounts that the NEO would receive upon termination of employment can only be determined at the time of termination and is based on the number of months of base salary at that time. The following table provides a description of the severance requirements and the estimated corresponding value that the NEO that were employed by the Company at the end of the financial year would have received if the termination had occurred on June 30, 2025:

	Termination without cause		Change in Control
	Description (1)	Value ($) (2)	Description (1)	Value ($) (2)
Eric A. Adams President, Chief Executive Officer and Director	24 month’s salary plus Average Bonus Payment	675,400	24 month’s salary plus Average Bonus Payment	675,400
Michael Woudenberg Chief Operating Officer and Sr. Vice President, CMC	12 months’ Base Salary plus one month per year of employment beyond 5 years, up to a maximum of 18 months total, plus Average Bonus Payment	356,600	18 month’s salary plus Average Bonus Payment	473,000
Eric Hsu Senior Vice President, Preclinical Research & Development	12 month’s Base Salary plus one month per year of employment beyond, up to a maximum of 18 months total, plus Average Bonus Payment	333,500	12 month’s salary plus Average Bonus Payment	311,200
Netta Jagpal Chief Financial Officer	If terminated during initial 12 months from effective date of employment, 6 months base salary; if terminated after 12 months of service, then 12 months of salary plus one month per year, up to 18 months total; plus Average Bonus Payment	297,300	12 months plus one month per year, up to 18 months total; plus Average Bonus Payment	297,300

Notes:

(1)	Average Bonus Payment is equal to the average of the actual bonus payments, if any, made to the named executive officer from the previous three calendar years preceding the date of termination, pro-rated for the then current year up to and including the date of termination.

(2)	All amounts have been converted from Canadian dollars to United States dollars using a conversion rate of C$0.7330 to $1.00, being the closing rate for Canadian dollars in terms of the United States dollar on June 30, 2025, as quoted by the Bank of Canada.

Compensation Committee

The Compensation Committee acts on behalf of the Board to determine and approve the compensation of executive officers of the Company and to provide oversight of the Company’s global compensation philosophy. The committee oversees the Company’s compensation plans, including equity compensation plans and plans applicable to directors and senior management. The purpose of the Compensation Committee is also to establish a plan of continuity for executives and other key employees, and to ensure a broad plan of executive compensation is established that is competitive and incentivizing in order to attract and retain the executive management and other key employees of InMed and to oversee compliance by executive management with the Company’s Code of Conduct.

The Compensation Committee is currently comprised of three members, all of whom are “independent” under the applicable rules and regulations of the SEC and Nasdaq and applicable Canadian securities laws. The Compensation Committee is currently composed of Ms. Lemerond (Chair), Mr. Hull and Mr. Baldasare. Each of these individuals has been involved in establishing compensation for executive-level employees and has direct experience in negotiating executive employment agreements. Additionally, they have been entrusted on behalf of their respective organizations to make important strategic decisions as they pertain to proper resource allocation to maximize the likelihood of corporate success.

Any Compensation Committee member may be removed or replaced at any time by the Board and shall cease to be a member upon ceasing to be a director of the Company. Each member shall hold office until the close of the next annual general meeting of Shareholders of the Company or until the member resigns or is replaced, whichever first occurs.

The Compensation Committee met five times during the fiscal year ended June 30, 2025. The Compensation Committee is required to meet at least annually. Additional meetings may be held as deemed necessary by the Chair of the Compensation Committee or as requested by any member. A quorum for the transaction of business at all meetings of the Compensation Committee is a majority of the authorized number of members. Questions arising at any meeting shall be determined by a majority of votes of the members present, and in case of an equality of votes the Chair of the Compensation Committee shall have a second casting vote.

The Chair of the Compensation Committee shall:

(a)	Call and conduct the meetings of the Compensation Committee.

(b)	Be entitled to vote to resolve any ties.

(c)	Prepare and forward to members of the Compensation Committee the agenda for each meeting of the Compensation Committee, and include, in the agenda, any items proposed for inclusion in the agenda by any member of the Compensation Committee.

(d)	Review with the Chief Executive Officer the Company’s policies and strategies in determining the compensation of its executive management.

(e)	Engage, on behalf of the Compensation Committee and the Board, independent consultants to advise the Compensation Committee on the compensation strategies and policies of the Company.

(f)	Appoint a secretary to take minutes of the meetings of the Compensation Committee.

(g)	Ensure that the Compensation Committee meetings are conducted in an efficient, effective and focused manner.

Subject to the powers and duties of the Board, the Board has delegated to the Compensation Committee the following powers and duties to be performed by the Compensation Committee on behalf of and for the Board. The Compensation Committee shall:

(h)	Review the organizational structure and report any significant organizational changes, along with the Compensation Committee’s recommendations, to the Board.

(i)	Review and approve corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those corporate goals and objectives, and determining (or making recommendations to the Board with respect to) the Chief Executive Officer’s compensation level based on this evaluation.

(j)	Review the compensation philosophy and guidelines for Executive Management, for recommendation to the Board for its consideration and approval.

(k)	Review and recommend the compensation of each member of executive management and report its broad conclusions to the Board for its consideration and approval.

(l)	Recommend to the Board for consideration and approval any short-term incentive plan, long term incentive plan, stock option plan, omnibus securities-based compensation or other incentive plan, pension plan or employee benefit plan to be granted to executive management and guidelines with respect thereto.

(m)	With respect to the granting of securities-based compensation to Executive Management:

(i)	in conjunction with management, administer such incentive plans or other benefit plans as determined and established by the Board to be granted to Executive Management;

(ii)	review management’s recommendations for and, subject to confirmation by the Board, approve the granting of securities-based awards under any incentive plan to executive management and other key employees of the Company and its direct and indirect subsidiaries; and

(iii)	suggest and review any amendments which the Compensation Committee considers necessary to any incentive plan and make recommendations to the Board with respect to those amendments; provided, however, that all amendments to such plans shall be subject to the consideration and approval of the Board.

(n)	Recommend the directors’ compensation plan to the Board.

(o)	Within any guidelines established by the Board:

(i)	in conjunction with management, administer the matching contribution plan, if any; and

(ii)	suggest and review any amendments which the Compensation Committee considers for the matching contribution plan, if any, and make recommendations to the Board for the consideration and approval of the Board; provided, however, that all amendments to such plans be subject to the consideration and approval of the Board.

(p)	Subject to the approval of the Board, review and approve benefits other than those applicable to employees generally to be granted to executive management including levels and types of benefits.

(q)	Approve and recommend to the Board any changes in the benefit provisions of any pension plan.

(r)	Consider and make recommendations to the Board for its approval all matters concerning incentive awards, perquisites and other remuneration matters with respect to Executive Management.

(s)	Oversee the selection of and terms of reference for outside consultants to review the executive management and Board compensation programs as appropriate.

(t)	With respect to board of directors of unrelated corporations which operate for-profit and which compensate members of their board and/or significant commitments with respect to non-profit organizations:

(i)	review a limit on the number of such board on which individual members of senior management may participate;

(ii)	receive notice of proposed membership by a member of senior management and upon consultation with the Chief Executive Officer have a right to object to such membership; and

(iii)	confirm in writing, through the Chief Executive Officer, to such member of senior management that the Company shall not indemnify the employee nor be exposed to liability with respect to the employee’s participation on such board.

(u)	Review and approve executive and Board compensation disclosure in the annual information circular and other disclosure documents before such information is publicly disclosed.

(v)	Have such other powers and duties as delegated to it by the Board.

(w)	The Compensation Committee may annually develop a calendar of activities or forward agenda to be undertaken by the Compensation Committee for each ensuing year and to submit the calendar/agenda in the appropriate format to the Board following each annual general meeting of Shareholders.

The Compensation Committee shall report to the Board at its next regular meeting all such action it has taken since the previous report.

The Compensation Committee is authorized to request the presence at any meeting, but without voting rights, of a representative from the external advisors, senior management, legal counsel or anyone else it considers to be able contribute substantively to the subject of the meeting and assist in the discussion and consideration of the business of the Compensation Committee, including directors, officers and employees of the Company. The Compensation Committee has a charter, which is available on the Company’s website at www.inmedpharma.com/investors/corporate-governance/.

Compensation Governance and Risk Assessment

The Board and the Compensation Committee have not formally considered the implications of the risks associated with the Company’s compensation policies and practices. Although the Company does not have formal policies specifically targeting risk-taking in a compensation context, the practice of management and the Board is to consider all factors relating to an executive officer’s performance, including any risk mitigation efforts or excessive risk-taking, in determining compensation. Such risks, however, are mitigated by the Board’s active involvement at the strategic level of the Company’s businesses, including:

●	annual approval of the Company’s operational and capital budgets and results;

●	frequent discussions between Board members and with management; and

●	approval of business opportunities as they arise, including a review of the partnering process and undertaking of due diligence.

The Board’s oversight helps to ensure proper monitoring of the level of risk-taking by management. This allows the Board to be responsive to management’s potential bias towards achieving short-term goals at the expense of long-term sustainability and Shareholders’ value. Furthermore, the Compensation Committee and the Board can use their discretion when assessing both an individual NEO’s and the Company’s overall performance.

InMed has developed an Employee Handbook that contains corporate policies and guidelines for professional behavior. The Company policies and practices apply to all employees, regardless of title. These guidelines include Code of Conduct, Terms of Reference for Board of Directors and all Committees, and policies for corporate disclosure, insider trading, whistle blower.

Under the Company’s Insider Trading Policy, executive officers and directors are not permitted to purchase financial instruments (including prepaid variable contracts, equity swaps, collars or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held directly or indirectly by the executive officer or director. Specifically, to the issue of hedging/speculation in the Company’s securities, the Insider Trading Policy states:

Speculating in Securities

Directors, officers, and employees of the Company shall not:

(i)	short-sell securities of the Company or its affiliates (i.e., sell securities that they do not yet own), except in limited circumstances permitted by corporate and securities laws; and

(ii)	buy put options, or sell call options, on securities of the Company or its affiliates.

In fiscal year 2025, the Compensation Committee did not identify any significant risks arising from the Company’s executive compensation programs that are reasonably likely to have a material adverse effect on the Company.

The Company currently pays cash compensation to non-management directors as outlined in the earlier section “Director Compensation – Annual Cash Retainers”. In addition, the directors are reimbursed for expenses incurred in carrying out their duties as directors and are granted stock options.

The Company has a formalized Option Plan for the granting of incentive stock options to the officers, employees and directors. The purpose of granting such options is to assist the Company in compensating, attracting, retaining and incentivizing the directors of the Company and to closely align the personal interests of such persons to that of the Shareholders. The granting of incentive options allows the Company to reward directors’ efforts to increase value for Shareholders without requiring the Company to use cash from its treasury.

The following table summarizes the compensation of the directors for the fiscal year ended June 30, 2025. We do not provide separate compensation to our directors who are also our employees, such as Mr. Adams, our President and Chief Executive Officer. Mr. Adams’ compensation as our principal executive officer in the fiscal years ended June 30, 2025 and 2024 is set forth under “Executive Compensation —Summary Compensation Table.”

Name	Fees Earned ($)	Option-based Awards (1) ($)	Total Compensation ($)
Andrew Hull	63,750	1,746	65,496
Bryan Baldasare	57,500	1,746	59,246
Nicole Lemerond	53,750	1,746	55,496
Janet Grove(2)	30,694	1,746	32,440

Notes:

(1)	The amounts reported represent the aggregate grant date fair value of the stock options granted, computed in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received upon the exercise of the stock options or any sale of the underlying Common Shares. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

(2)	Ms. Grove resigned as a director of the Company on February 10, 2025.

Outstanding Option-Based and Share-Based Awards

The following table sets out the option-based awards outstanding as at June 30, 2025 for the directors:

	Number of securities	Option-based awards (1)
Name	underlying unexercised options	Option exercise price	Option expiration date
	(#)	($)
Andrew Hull	14	1,411.03	12/15/2025
	14	660.00	12/28/2026
	42	35.60	12/15/2027
	355	7.40	12/22/2028
	550	4.14	12/19/2029
Janet Grove(2)	28	560.00	05/11/2025
	42	35.60	05/11/2025
	550	4.14	02/10/2025
Bryan Baldasare	28	400.00	05/16/2027
	42	35.60	12/15/2027
	355	7.40	12/22/2028
	550	4.14	12/19/2029
Nicole Lemerond	28	195.00	08/09/2027
	42	35.60	12/15/2027
	355	7.40	12/22/2028
	550	4.14	12/19/2029

Notes:

(1)	The value of unexercised in-the-money options is calculated as the excess, if any, of the product of the difference between the June 30, 2025 closing price on the Nasdaq of $3.25 per common share less the option exercise price multiplied by the number of securities underlying the unexercised options.

(2)	Ms. Grove resigned as a director of the Company on February 10, 2025 and, as a result, her stock options expired on February 10, 2025 and May 11, 2025, respectively.

We do not have any program, plan, or practice to time option grants or any other equity awards to our NEOs or to any other employee in coordination with the release of material non-public information. The Board normally schedules its regular meetings at least a year in advance. Meetings of the Compensation Committee are generally held in connection with the regularly scheduled Board meetings. The meetings are scheduled to meet a number of different timing objectives, including the review of financial results and the review of press releases and filings containing financial results. The Compensation Committee may approve equity awards shortly before or after the public release of financial results or other material information because the Compensation Committee holds its meetings in connection with the Board meetings, not because of a program, plan, or practice to time option grants or other equity awards. We also do not set the grant date of any equity awards to new executives in coordination with the release of material non-public information, and we have not timed, and do not plan to time, the release of material non-public information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of the Common Shares as of October 22, 2025 for:

●	each person or group of affiliated persons known by us to be the beneficial owner(s) of more than 5% of our outstanding Common Shares;

●	each of the Company’s directors and named executive officers (“NEOs”); and

●	all of the directors and executive officers as a group.

The number of Common Shares beneficially owned by a person includes shares subject to options, warrants or other convertible securities held by that person that are currently exercisable or that become exercisable within sixty (60) days of October 22, 2025. Percentage calculations assume, for each person and group, that all Common Shares that may be acquired by such person or group pursuant to options, warrants, or other convertible securities that are held or currently exercisable or that become exercisable within sixty (60) days of October 22, 2025 are outstanding for the purpose of computing the percentage of Common Shares owned by such person or group. However, such unissued Common Shares described above are not deemed to be outstanding for calculating the percentage of Common Shares owned by any other person. The percentage of Common Shares beneficially owned is computed on the basis of 2,804,186 Common Shares issued and outstanding as of October 22, 2025.

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, subject to community property laws where applicable. The Company does not know of any arrangement, the operation of which may at a subsequent date result in a change of control.

Unless otherwise noted, the business address of each of the individuals and entities listed in the table below is Suite 1445-885 West Georgia Street, Vancouver, British Columbia, Canada, V6C 3E8.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned (%)
Five Percent Shareholders(1):
Sabby Volatility Warrant Master Fund, Ltd.(2)	280,138	9.99%

Named Executive Officers and Directors:
Eric A. Adams (3)	9,632	0.34%
Eric Hsu (4)	2,650	0.09%
Michael Woudenberg (5)	3,780	0.13%
Netta Jagpal (6)	2,788	0.10%
Andrew Hull (7)	2,873	0.10%
Bryan Baldasare (8)	975	0.03%
John Bathery (9)	196	0.01%
Neil Klompas (10)	196	0.01%
Nicole Lemerond (11)	975	0.03%
All executive officers and directors as a group (10 persons)	24,065	0.85%

Notes:

(1)	As of October 22, 2025, Armistice Capital Master Fund Ltd. (“Armistice Fund”) beneficially owned (along with Steven Boyd, the Managing Member of Armistice Capital, LLC (“Armistice Capital”)) 4.99% of our issued and outstanding common shares. Such information is based solely on the Schedule 13G/A filed by Armistice Fund with the SEC on November 14, 2024. Armistice Fund has the right to acquire 278,761 common shares issuable upon presently exercisable preferred investment options. The preferred investment options are directly held by Armistice Fund and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, as the investment manager of Armistice Fund, and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The address for the foregoing entities is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Armistice Fund currently holds preferred investment options entitling them to acquire common shares that may exceed the 5% threshold; however, the terms of the preferred investment options preclude a holder thereof from exercising such holder’s preferred investment options, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, upon election by a holder prior to the issuance of any preferred investment options, 9.99% with effect not sooner than 61 days after notifying the Company) of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon such exercise.

(2)	As of October 22, 2025, Sabby Volatility Warrant Master Fund, Ltd. (“Sabby Fund”) beneficially owned (i) Existing Investment Options issued prior to the Private Placement that are presently exercisable for 199,115 Common Shares, (ii) pre-funded warrants issued pursuant to the Purchase Agreement that are presently exercisable for 1,150,363 common shares and (iii) preferred investment options issued pursuant to the Purchase Agreement that are presently exercisable for 1,952,363 common shares.

The terms of the Existing Investment Options, and the pre-funded warrants and preferred investment options issued pursuant to the Purchase Agreement, preclude a holder thereof from exercising such holder’s Existing Investment Options, pre-funded warrants and/or preferred investment options, if after giving effect to the issuance of common shares upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, upon election by a holder prior to the issuance of any such Existing Investment Options, pre-funded warrants and/or preferred investment options, 9.99% with effect not sooner than 61 days after notifying the Company) of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon such exercise. The Selling Shareholder has elected 4.99% for the Existing Investment Options and preferred investment options and 9.99% for the pre-funded warrants as of the date hereof. The number and percentage of common shares beneficially owned by the Selling Shareholder reflects this beneficial ownership limitation.

Sabby Management, LLC is the investment manager of Sabby Fund and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Fund. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership of the securities listed except to the extent of their pecuniary interest therein. The address of Sabby Fund, Sabby Management, LLC and Hal Mintz is c/o Captiva (Cayman) Ltd., Governors Square, Bldg 4, 2nd Floor, 23 Lime Tree Bay Avenue, P.O. Box 32315, Grand Cayman KY1-1209, Cayman Islands.

(3)	Eric A. Adams’ beneficial ownership consists of 2,197 Common Shares owned directly and 7,435 Common Shares issuable pursuant to presently exercisable options. Not reflected in the table are 597 Common Shares beneficially owned by Mr. Adams’ spouse. Mr. Adams disclaims beneficial ownership of the 597 Common Shares held by his spouse.

(4)	Eric Hsu’s beneficial ownership consists of 2 Common Shares owned directly and 2,648 Common Shares issuable pursuant to presently exercisable options.

(5)	Michael Woudenberg’s beneficial ownership consists of 1 Common Shares owned directly and 3,779 Common Shares issuable pursuant to presently exercisable options.

(6)	Netta Jagpal’s beneficial ownership consists of 2,788 Common Shares issuable pursuant to presently exercisable options.

(7)	Andrew Hull’s beneficial ownership consists of 1,912 Common Shares owned directly and 961 Common Shares issuable pursuant to presently exercisable options.

(8)	Bryan Baldasare’s beneficial ownership consists of 975 Common Shares issuable pursuant to presently exercisable options.

(9)	John Bathery’s beneficial ownership consists of 196 Common Shares issuable pursuant to presently exercisable options.

(10)	Neil Klompas’ beneficial ownership consists of 196 Common Shares issuable pursuant to presently exercisable options.

(11)	Nicole Lemerond’s beneficial ownership consists of 975 Common Shares issuable pursuant to presently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth equity compensation plan information as of June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding Options	Weighted-average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders (1)	64,410	$32.53	41,278
Equity compensation plans not approved by security holders	—	—	—
Total	64,410	$32.53	41,278

Notes:

(1)	Consists of the Company’s Option Plan.

(2)	The maximum number of Shares issuable under the Option Plan is limited to 20% of the total number of common shares issued and outstanding from time to time. Based upon 2,002,186 common shares issued and outstanding as at June 30, 2025, a total of 400,437 Options may be issued under the Option Plan. The Company filed a Form S-8 with the Securities and Exchange Commission on December 18, 2024 which allows for a maximum of 60,000 common shares to be registered pursuant to exercise of Options granted under the Option Plan (“Current Option Pool”). Based on the number of currently issued Options, the maximum number of securities remaining available for future issuance under the Current Option Pool is 41,278.

The following table provides the annual burn rate associated with the Company’s Option Plan for each of the Company’s three most recent fiscal years:

Fiscal year	Number of Options granted under the Option Plan (1)	Weighted-average number of Shares outstanding (2)	Annual burn rate (3)
2025	28,700	954,589	3.01%
2024	29,020	381,054	7.62%
2023	3,086	122,423	2.52%

Notes:

(1)	Corresponds to the number of Options granted under the Option Plan in the applicable fiscal year.

(2)	The weighted average number of Common Shares issued and outstanding during the period corresponds to the number of Common Shares issued and outstanding at the beginning of the period, adjusted by the number of Common Shares issued during the period multiplied by a time-weighting factor.

(3)	The annual burn rate percent corresponds to the number of Options granted under the Option Plan divided by the weighted average number of Common Shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except for compensation arrangements for our directors and executive officers, or as disclosed below, there have been no related party transactions in our two most recently completed financial/fiscal years, and there are no currently proposed related party transactions, that required disclosure under any applicable Canadian or U.S. securities laws.

On February 11, 2022, Janet Grove was appointed as a director of the Company, a position she held until February 10, 2025, at which time the Board, upon the determination and recommendation of the Company’s nominating and governance committee (the “Governance and Nomination Committee”), elected to accept her resignation from the Board. Ms. Grove is a partner of Norton Rose Fulbright Canada LLP (“NRFC”). During the period from July 1, 2024 to February 10, 2025, NRFC and Norton Rose Fulbright US LLP (“NRFUS” and together with NRFC, “NRF”) rendered legal services in the amount of $316,977 to the Company. During the twelve months ended June 30, 2024, NRF rendered legal services in the amount of $226,793, to the Company. These transactions were in the Company’s normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to between the Company and NRF. No legal services rendered by NRF were directly provided by Ms. Grove.

Indemnification Agreements

The Company’s Articles contain provisions limiting the liability of directors and provide that the Company will indemnify each of its directors and officers to the fullest extent permitted under law. In addition, we have entered into an indemnification agreement with each of our directors, which requires us to indemnify them.

Policies and Procedures for Transactions with Related Persons

The Company has adopted a written policy that its executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of the Company’s Common Shares and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with InMed without the approval or ratification of the Board or the audit committee of our Board (the “Audit Committee”). Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of the Company’s Common Shares, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to the Board or the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Board or the Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Indebtedness of Directors and Officers

No current or former director, officer or employee of the Company, or any associate of any such individual, is, or was at any time during the most recently completed financial/fiscal year, indebted to the Company, nor is any indebtedness of any such person to another entity the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company.

Director Independence

The Board has undertaken a review of its composition, the composition of its committees and the independence of current directors and considered whether any current director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of its directors (other than Mr. Adams) is “independent” as that term is defined under the applicable rules of the SEC and Nasdaq and Canadian securities laws. In addition, the Board has determined that the directors who comprise the Audit Committee, Compensation Committee, and Governance and Nomination Committee, satisfy the independence standards for those committees established by applicable SEC and Nasdaq rules and Canadian securities laws.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is CBIZ CPAs P.C. (PCAOB Auditor ID 199).

The Company incurred the following fees for services rendered by CBIZ CPAs P.C. and Marcum LLP (collectively, “Auditors”), which have been the Company’s independent registered public accounting firms, for the fiscal years ended June 30, 2025 and 2024, respectively. On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP.

	Fiscal Year Ending (3)
	2025	2024
Audit Fees (1)	$212,000	$372,000
Tax Fees (2)	$17,000	$35,000
Audit Related Fees	-	-
All Other Fees	-	-
Total	$229,000	$407,000

Notes:

(1)	“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2)	“Tax Fees” include fees for tax compliance and tax advisory services.

(3)	For the year ended June 30, 2025, in addition to the above audit fees invoiced by CBIZ CPAs P.C, Marcum LLP billed audit fees of $196,000 through the date of their termination. For the year ended June 30, 2024, the above audit fees were all billed by Marcum LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to its charter, the Audit Committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC and applicable Canadian securities laws, subsequently) all non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law or regulation and any associated fees. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve permissible non-audit and tax services, as long as the preapproved services are presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee may, in accordance with applicable law, adopt specific policies and procedures for the engagement of the independent auditor for non-audit services, provided that the pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as part of this Amendment:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

October 24, 2025	By:	/s/ Netta Jagpal
Netta Jagpal
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	October 24, 2025
Eric A. Adams	(Principal Executive Officer)

/s/ Netta Jagpal	Chief Financial Officer	October 24, 2025
Netta Jagpal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director	October 24, 2025
Andrew Hull	(Chairman to the Board of Directors)

/s/ Bryan Baldasare	Director	October 24, 2025
Bryan Baldasare

/s/ Nicole Lemerond	Director	October 24, 2025
Nicole Lemerond

/s/ Neil Klompas	Director	October 24, 2025
Neil Klompas

/s/John Bathery	Director	October 24, 2025
John Bathery