Form 10-Q
period 2025-09-30
InMed Pharmaceuticals Inc.
filed 2025-11-06
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

On October 31, 2025, there were 2,804,186 shares of the registrant’s common shares, no par value, outstanding.

InMed Pharmaceuticals Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Some of the important risks and uncertainties that could materially affect forward-looking statements are described further under IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, which was originally filed with the SEC on September 23, 2025 (the “2025 Annual Report”), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, and include, but are not limited to, the following:

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

This list is not exhaustive of the factors, events, conditions and circumstances that may affect the forward-looking statements contained in this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements, which differences could be material. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2025 and 2024

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2025

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30,	June 30,
	2025	2025
	Unaudited $	$
ASSETS
Current
Cash and cash equivalents	9,331,077	11,075,871
Short-term investments	42,859	43,384
Accounts receivable, net	343,469	465,104
Inventories, net	890,807	961,173
Prepaids and other current assets	191,755	321,747
Total current assets	10,799,967	12,867,279

Non-Current
Property, equipment and ROU assets, net	881,549	992,199
Intangible assets, net	1,579,569	1,620,562
Other assets	100,000	100,000
Total Assets	13,361,085	15,580,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,130,219	1,404,283
Current portion of lease obligations	424,765	435,507
Total current liabilities	1,554,984	1,839,790

Non-current
Lease obligations, net of current portion	215,478	305,755
Total Liabilities	1,770,462	2,145,545
Commitments and Contingencies (Note 10)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 2,604,186 and 2,002,186 as of September 30, 2025 and June 30, 2025, respectively, issued and outstanding	91,806,396	91,221,174
Additional paid-in capital	38,620,449	39,322,644
Accumulated deficit	(118,964,791)	(117,237,892)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	11,590,623	13,434,495
Total Liabilities and Shareholders’ Equity	13,361,085	15,580,040

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended
	September 30,
	2025	2024
	$	$

Sales	1,120,121	1,264,638
Cost of sales	716,962	771,225
Gross profit	403,159	493,413

Operating Expenses
Research and development	581,612	700,145
General and administrative	1,532,015	1,492,961
Amortization and depreciation	53,202	54,579
Foreign exchange (gain) loss	56,994	(19,310)
Total operating expenses	2,223,823	2,228,375

Other Income (Expense)
Interest and other income	93,765	57,094
Loss before income tax expense	(1,726,899)	(1,677,868)

Income tax expense	-	-
Net loss for the period	(1,726,899)	(1,677,868)

Net loss per share for the period
Basic and diluted	(0.44)	(2.71)
Weighted average outstanding common shares
Basic and diluted	3,954,549	620,127

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three months ended September 30, 2025 and 2024

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495
Share issuance costs	-	(137,178)	-	-	-	(137,178)
Exercise of pre-funded warrants	602,000	722,400	(722,400)	-	-	-
Loss for the period	-	-	-	(1,726,899)	-	(1,726,899)
Share-based compensation	-	-	20,205	-	-	20,205
Balance September 30, 2025	2,604,186	91,806,396	38,620,449	(118,964,791)	128,569	11,590,623

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Proceeds from Private Placement	186,404	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,701	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	667,013	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months ended September 30, 2025 and 2024

Expressed in U.S. Dollars

	For the Three Months Ended September 30,
	2025	2024
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(1,726,899)	(1,677,868)
Items not requiring cash:
Amortization and depreciation	53,202	54,579
Share-based compensation	20,205	28,964
Amortization of right-of-use assets	103,478	90,401
Unrealized foreign exchange loss	1,358	5,270
Changes in operating assets and liabilities:
Inventories	70,366	24,251
Prepaids and other currents assets	129,992	328,867
Accounts receivable	122,160	67,624
Accounts payable and accrued liabilities	(274,066)	(642,392)
Lease obligations	(107,412)	(106,506)
Total cash used in operating activities	(1,607,616)	(1,826,810)

Investing Activities
Sale of short-term investments	20,957	21,324
Purchase of short-term investments	(20,957)	(21,324)
Total cash used in investing activities	-	-

Financing Activities
Proceeds from the private placement	-	1,030,063
Share issuance costs	(137,178)	(191,824)
Total cash (used in) provided by financing activities	(137,178)	838,239
Decrease in cash and cash equivalents during the period	(1,744,794)	(988,571)
Cash and cash equivalents beginning of the period	11,075,871	6,571,610
Cash and cash equivalents end of the period	9,331,077	5,583,039

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of Right-of-use asset and corresponding operating lease	$-	$187,223

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Through September 30, 2025, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $1.7 million for each of the three months ended September 30, 2025 and 2024. In addition, the Company had an accumulated deficit of approximately $119 million as of September 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated quarterly financial statements, the Company expects its cash, cash equivalents and short-term investments of $9.4 million as of September 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for financial information.

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2025.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, shareholders’ equity, net loss or net cash used in operating activities. During the three months ended September 30, 2024, the Company reclassed prior year costs from research and development to general and administrative.

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

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These condensed consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of September 30, 2025 and June 30, 2025, the Company held $4.5 million and $4.5 million, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation or Canadian Deposit Insurance Corporation limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of September 30, 2025, was $6.3 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

Concentration of customers

The following table summarizes the information about the Company’s concentration of customers:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Three Months Ended September 30, 2025
Revenues, customer concentration risk	25%	35%	*	12%	*	*	19%

Three Months Ended September 30, 2024
Revenues, customer concentration risk	22%	18%	20%	*	15%	*	*

As of September 30, 2025
Accounts receivable, customer concentration risk	52%	18%	*	*	*	23%	*

*	Less than 10%.

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

Fair Value Measurements

Financial Assets

Financial assets are initially recognized at fair value, plus transaction costs that are directly attributable to their acquisition or issue and subsequently carried at amortized cost, using the effective interest rate method, less any impairment losses. No financial assets are or elected to be carried at fair value through profit or loss or where changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss in other comprehensive loss.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at September 30, 2025.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of September 30, 2025 and 2024, the Company has 1,350,363 and nil respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then Diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential Common Shares that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of September 30,
	2025	2024
Options	60,356	33,724
Warrants	2,588,847	509,602
	2,649,203	543,326

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

Segment reporting

The Company’s operations consist of two operating and reportable segments, the Pharma segment and the Commercial segment.

The Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry (See Note 9).

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these condensed consolidated financial statements as a result of future adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company is assessing the impact of adopting this standard.

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

3.	INVENTORIES

Inventories consisted of the following:

	September 30, 2025	June 30, 2025
	$	$

Raw materials	172,200	258,300
Work in process	422,798	26,695
Finished goods	295,809	676,178
Inventories	890,807	961,173

As of September 30, 2025 and June 30, 2025, the Company has an inventory write-down due to obsolescence of $208,737.

4.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	September 30, 2025	June 30, 2025
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,347,851)	(1,306,858)
Intangible assets, net	1,579,569	1,620,562

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at September 30, 2025, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years. There was no impairment loss during the three months ended September 30, 2025 and 2024.

Amortization expense on intangible assets for the three months ended September 30, 2025 and 2024 was approximately $41,000 and $41,000 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Twelve months ending September 30,	$

2026	162,746
2027	162,746
2028	162,746
2029	162,746
2030	162,746
Thereafter	765,839
Total	1,579,569

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2025	June 30, 2025
	$	$

Trade payables	369,088	370,142
Accrued research and development expenses	111,662	73,143
Inventory related accruals	168,787	735
Employee compensation, benefits and related accruals	274,250	490,405
Accrued general and administrative expenses	206,432	469,858
Accounts payable and accrued liabilities	1,130,219	1,404,283

6.	SHARE CAPITAL AND RESERVES

Authorized

As of September 30, 2025, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of September 30, 2025 and June 30, 2025.

The Company may, from time to time, issue Preferred Shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

Private Placement

On June 25, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the selling shareholder, for the sale and issuance of an aggregate of 1,952,363 common shares (or pre-funded warrants in lieu thereof) at a purchase price of $2.561 per share (or pre-funded warrant in lieu thereof). In addition, the Company agreed to issue the selling shareholder short-term preferred investment options to purchase up to an aggregate of 1,952,363 common shares at an exercise price of $2.436 per share. The foregoing transaction is referred to herein as the Private Placement. On June 26, 2025, the parties consummated the Private Placement. The terms of the Purchase Agreement provided the selling shareholder the option of purchasing the pre-funded warrants in lieu of common shares in such manner as to result in the same aggregate purchase price being paid by the Selling Shareholder to the Company. The Company received gross proceeds of approximately $5.0 million and paid approximately $0.6 million in transaction costs.

The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The pre-funded warrants had a relative fair value of $2.9 million at the time of issuance. As of September 30, 2025, 602,000 pre-funded warrants have been exercised since this Private Offering.

The preferred investment options issued to the selling shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen months from the effective date of the Resale Registration Statement of August 1, 2025. The preferred investment options had a relative fair value of $2.0 million at the time of their issuance. There were no preferred investment options exercised from this Private Placement as of September 30, 2025.

Concurrently with the Purchase Agreement, the Company and the selling shareholder entered into an Amendment Letter, dated June 24, 2025, or the Existing Investment Option Amendment, to amend 199,115 preferred investment options issued to the selling shareholder on October 24, 2023, or the Existing Investment Options (see below), with an exercise price of $16.60, pursuant to which the Existing Investment Options were amended to be exercisable for 199,115 common shares at a reduced exercise price of $2.436 per share in consideration for the selling shareholder’s participation in the Private Placement and the payment by the selling shareholder to the Company cash consideration of $0.125 per Existing Investment Option for total cash payment to the Company of $25,000. The expiration date remains April 26, 2029. The inducement contemplated by the Existing Investment Option Amendment is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $0.1 million as of the date of the Inducement, using a Black-Scholes model, and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3. There were no 2025 Existing Preferred Investment Options exercised as of September 30, 2025.

Standby Equity Purchase Agreement (the “SEPA”)

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA. During the year ended June 30, 2025, the Company issued 1,208,336 Common Shares for gross proceeds of approximately $6.2 million. This amount has been offset by commitment fees and other SEPA related fees of $0.4 million, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 in December 2024 and a commitment fee in an amount equal to 2.50% of the commitment amount (or $0.3 million), which was paid in cash in equal quarterly installments effective December 2024.

Common Share Warrants

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2025	4,541,210	$3.90
Warrants Granted	-	-
Exercised	(602,000)	-
Expired/Cancelled	-	-
Warrants Outstanding at September 30, 2025	3,939,210	48.43

Warrants Exercisable at September 30, 2025	3,939,210	48.43

As of September 30, 2025 and June 30, 2025, the warrants exercisable and outstanding have an intrinsic value of $2,957,160 and $8,102,467, respectively, with a weighted average remaining life of 1 year and 2 years, respectively.

7.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As of September 30, 2025 and June 30, 2025, there were 42,332 and 41,278 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

The following is a summary of changes in outstanding options from July 1, 2025 to September 30, 2025:

	Number	Weighted Average Exercise Price
Balance at July 1, 2025	61,410	$32.53
Granted	-	-
Expired/Forfeited	(1,054)	7.40
Balance at September 30, 2025	60,356	$32.53
September 30, 2025:
Vested and exercisable	28,234	$64.00
Unvested	32,122	$4.86

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2025 and 2024 were $20,205 and $28,964, respectively, of which $12,590, and $17,564, respectively, was allocated to general and administrative expenses, $7,325 and $11,180, respectively, was allocated to research and development expenses, $290 and $220, respectively, was allocated to Cost of Goods Sold.

Unrecognized compensation cost at September 30, 2025 related to unvested options was $50,055 which will be recognized over a weighted-average vesting period of approximately 1.13 years.

8.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	September 30, 2025
$

Year 1	449,006
Year 2	219,261
Year 3	-
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities	668,267
Less: imputed interest	(28,024)
Present value of lease liabilities	640,243

Less: Current portion of lease liabilities	(424,765)
Non-current portion of lease liabilities	(215,478)

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

9.	SEGMENT INFORMATION

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be ‘Pharma’ and ‘Commercial’ based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the Pharma segment as of September 30, 2025 and June 30, 2025 were $11.4 million and $13.7 million, respectively. Total assets as of September 30, 2025 and June 30, 2025, held in the Commercial segment were $1.9 million and $1.9 million, respectively.

The following table presents information about the Company’s reportable segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Pharma	Commercial	Total	Pharma	Commercial	Total
	$	$	$	$	$	$

Sales	-	1,120,121	1,120,121	-	1,264,638	1,264,638
Cost of sales	-	(716,962)	(716,962)	-	(771,225)	(771,225)
Research and development patents	(575,458)	(6,154)	(581,612)	(691,839)	(8,306)	(700,145)
General and Administrative	(1,239,058)	(292,957)	(1,532,015)	(1,309,216)	(183,745)	(1,492,961)
Amortization and depreciation	(52,603)	(599)	(53,202)	(53,980)	(599)	(54,579)
Foreign exchange gain (loss)	(56,994)	-	(56,994)	19,310	-	19,310
Interest and other income	93,765	-	93,765	57,094	-	57,094
Net Income (Loss)	(1,830,348)	103,449	(1,726,899)	(1,978,631)	300,763	(1,677,868)
Cash and Cash Equivalents	8,675,449	655,628	9,331,077	4,346,193	1,236,846	5,583,039

10.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of September 30, 2025, the Company is committed for contract research services and materials at a cost of approximately $0.4 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2025, the Company is committed for contract materials and equipment at a cost of approximately $0.01 million, expected to occur in the twelve months following September 30, 2025.

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

Short-term investments include guaranteed investment certificates, with one year terms, of $42,859 and $43,384 as of September 30, 2025 and June 30, 2025, respectively, that are pledged as security for a corporate credit card.

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

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of these unaudited condensed consolidated financial statements and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the matters described below.

On October 8, 2025, 200,000 Pre-Funded Warrants were exercised under the Private Placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we strongly encourage you to review the risks and uncertainties described in “Risk Factors” in the 2025 Annual Report, the “Risk Factors” identified in Item 1A. of this Quarterly Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

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

Recent Developments

New Directors

The Company announced the appointment of two new directors to its board of directors, Mr. Neil Klompas and Mr. John Bathery, on October 9 and 16, 2025, respectively.

Mr. Klompas brings over 30 years of experience in healthcare and biotechnology across operational, financial, and R&D functions. He was a key member of the executive leadership team at Zymeworks Inc. (NASDAQ: ZYME) for more than 16 years, where he most recently served as President and Chief Operating Officer, following his tenure as Chief Financial Officer. During his tenure, he was instrumental in helping scale the company from early-stage development into a multi-billion-dollar pharmaceutical company, establishing Zymeworks as a recognized leader in biotherapeutics. Mr. Klompas also led the Company’s successful 2017 IPO on the New York Stock Exchange.

Mr. Bathery brings more than 30 years of experience in the pharmaceutical industry, including over 15 years in corporate development and strategic partnerships. He currently serves as Head of Global Business Development Operations & Externalization at Takeda Pharmaceuticals, where he has overseen pipeline and commercial divestitures, global alliance management, and integration of corporate transactions. Over his career, he has led and closed transactions with financial terms exceeding $60 billion across M&A, licensing, divestments and collaborations.

On October 17, 2025, the Company granted a total of 7,000 options to its new board members. The options have an exercise price of $2.10 with a term of five years.

INM-901 Program Updates

July 2025 – InMed presented new preclinical data from its INM-901 program at the Alzheimer’s Association International Conference (AAIC) 2025, the world’s leading forum for Alzheimer’s disease and dementia research. Data was presented in a scientific poster entitled, “Therapeutic Potential of INM-901 in Mitigating Alzheimer’s Disease Pathology: Insights from a Long-term 5xFAD Mouse Model Study”. The Alzheimer’s disease preclinical study measured hippocampal RNA expression, inflammatory markers, immunohistochemistry and behavioral differences following long-term treatment with INM-901 and as compared to healthy and to untreated diseased subjects in a well-established model.

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

Operating Expenses

Research and Development Expenses

Research and development and patent expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations, CDMOs and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

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

Results of Operations

We have two operating and reportable segments based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on potential licensing opportunities, historical and potential future product sales, operating expenses, and operating income (loss) before interest and taxes. We have determined our reportable segments to be InMed Pharmaceuticals (“Pharma”) and BayMedica Commercial (“Commercial”) based on the information used by the CODM.

Comparison of the three months ended September 30, 2025 and 2024 for the Pharma Segment

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands)
Operating expenses:
Research and development	575	692	(117)	(17)%
General and administrative	1,239	1,309	(70)	(5)%
Amortization and depreciation	53	54	(1)	(2)%
Foreign exchange loss	57	(19)	76	(400)%
Total operating expenses	1,924	2,036	(112)	(6)%
Interest and other income	94	57	37	65%
Net loss	$(1,830)	$(1,979)	$149	(8)%

Research and Development Expenses

Research and development expenses decreased by $0.1 million in our Pharma segment, or 17%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to a decrease in external contractors and research supplies, offset by an increase in personnel compensation. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

Interest and other income

Interest and other income increased by less than $0.1 million in our Pharma segment, or 65% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase primarily results from the increase in our average cash on hand during the current year.

Comparison of the three months ended September 30, 2025 and 2024 for the Commercial segment

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands)
Sales	$1,120	$1,265	$(145)	(11)%
Cost of sales	717	771	(54)	(7)%
Gross profit	403	494	(91)	(18)%

Operating expenses:
Research and development	6	8	(2)	(25)%
General and administrative	293	184	109	59%
Amortization and depreciation	1	1	-	-%
Total operating expenses	300	193	107	55%
Net Income	$103	$301	$(198)	(66)%

Sales

Sales decreased by $0.1 million in our Commercial segment, or 11%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in sales primarily resulted from the Company lowering product pricing due to increased competition. The Commercial segment will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute the highest margins, where the Commercial segment continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by less than $0.1 million in our Commercial segment, or 7%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in cost of goods sold is primarily the result of the Company lowering its supply chain costs and a decrease in sales.

General and administrative expenses

General and administrative expenses increased by less than $0.1 million in our Commercial segment, or 59%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase results primarily due to higher salaries, employee benefits and marketing expenses.

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $9.4 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net cash used in operating activities	$(1,608)	$(1,827)
Net cash (used in) provided by financing activities	(137)	838
Net increase (decrease) in cash and cash equivalents	$(1,745)	$(989)

Operating Activities

During the three months ended September 30, 2025, we used cash in operating activities of $1.6 million, primarily resulting from our net loss of $1.7 million combined with $0.05 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

During the three months ended September 30, 2024, we used cash in operating activities of $1.8 million, primarily resulting from our net loss of $1.7 million combined with $328,000 used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

Investing Activities

During the three months ended September 30, 2025 and 2024, cash used in investing activities was $nil, respectively.

Financing Activities

During the three months ended September 30, 2025, cash used in financing activities of $0.1 million from share issuance costs.

During the three months ended September 30, 2024, cash provided by financing activities of $838,000 consisted of $1.0 million in gross proceeds derived from a private placement, offset by total transaction costs of $192,000.

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

Through September 30, 2025, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $1.7 million. In addition, we have an accumulated deficit of $119 million as of September 30, 2025.

As of the issuance date of these condensed consolidated financial statements, we expect our cash, cash equivalents and short-term investments of $9.4 million as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance its operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

Critical Accounting Estimates and Accounting Policies

Our significant accounting policies are described in Note 2 of the Financial Statements. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report, with the exception of the Patent License Matter discussed below in which BayMedica, our wholly-owned subsidiary, is involved, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcomes, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

ITEM 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2025 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in the “Cautionary Statement Regarding Forward-Looking Statements” of this Quarterly Report. There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report. You should carefully consider such factors in the 2025 Annual Report, which could materially and adversely affect our business, financial condition and future results. The risks described in our 2025 Annual Report, are not exhaustive and, therefore, there are additional risks facing the Company that could adversely affect its business, financial condition and future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 6, 2025	By:	/s/ Netta Jagpal
Chief Financial Officer