Form 10-Q
period 2025-12-31
InMed Pharmaceuticals Inc.
filed 2026-02-11
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

On February 9, 2026, there were 2,919,186 shares of the registrant’s common shares, no par value (the “Common Shares”), outstanding.

InMed Pharmaceuticals Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which include but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Some of the important risks and uncertainties that could materially affect forward-looking statements are described further under IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, which was originally filed with the SEC on September 23, 2025 (the “2025 Annual Report”), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, and include, but are not limited to, the following:

●	Our ability to stem operating losses and our ability to obtain additional financing to fund our operations;

●	The revenues of BayMedica, LLC (“BayMedica”) and the commercial viability of its product portfolio, as well as the potential material adverse impact of recent legislation in the United States on BayMedica’s commercial business and its inventory of rare, non-intoxicating cannabinoids;

●	Our ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) and those targeted to the health and wellness sector (“Products”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. We have created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it may be a potential manufacturing method in the future which could reduce the need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) global trade tensions; (ii) the Russo-Ukrainian war and (iii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The outcome of any legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities, including our ongoing matter with a third party licensor; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum bid price rule, and the actual or threatened delisting of our securities by Nasdaq.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Six Months Ended December 31, 2025 and 2024

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

December 31, 2025

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	December 31,	June 30,
	2025	2025
	Unaudited $	$
ASSETS
Current
Cash and cash equivalents	6,954,834	11,075,871
Short-term investments	42,675	43,384
Accounts receivable, net	182,967	465,104
Inventories, net	947,898	961,173
Prepaids and other current assets	660,280	321,747
Total current assets	8,788,654	12,867,279

Non-Current
Property, equipment and ROU assets, net	764,254	992,199
Intangible assets, net	1,538,576	1,620,562
Other assets	100,000	100,000
Total Assets	11,191,484	15,580,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,071,871	1,404,283
Current portion of lease obligations	408,122	435,507
Total current liabilities	1,479,993	1,839,790

Non-current
Lease obligations, net of current portion	123,827	305,755
Total Liabilities	1,603,820	2,145,545
Commitments and Contingencies (Note 10)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 2,804,186 and 2,002,186 as of December 31, 2025 and June 30, 2025, respectively, issued and outstanding	92,046,396	91,221,174
Additional paid-in capital	38,405,713	39,322,644
Accumulated deficit	(120,993,014)	(117,237,892)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	9,587,664	13,434,495
Total Liabilities and Shareholders’ Equity	11,191,484	15,580,040

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	$	$	$	$
Sales	820,188	1,111,707	1,940,309	2,376,345
Cost of sales	635,994	650,813	1,352,956	1,422,038
Gross profit	184,194	460,894	587,353	954,307

Operating Expenses
Research and development	630,636	895,176	1,212,248	1,595,321
General and administrative	1,621,095	1,718,774	3,153,110	3,211,735
Amortization and depreciation	53,201	53,202	106,403	107,781
Foreign exchange loss (gain)	(18,136)	47,753	38,858	28,443
Total operating expenses	2,286,796	2,714,905	4,510,619	4,943,280

Other Income (Expense)
Interest and other income	74,379	30,536	168,144	87,630
Finance expense	-	(351,549)	-	(351,549)
Loss before income taxes	(2,028,223)	(2,575,024)	(3,755,122)	(4,252,892)

Tax expense	-	-	-	-
Net loss for the period	(2,028,223)	(2,575,024)	(3,755,122)	(4,252,892)

Net loss per share for the period
Basic and diluted	(0.51)	(3.64)	(0.95)	(6.43)
Weighted average outstanding common shares
Basic and diluted	3,954,549	706,546	3,954,549	661,052

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended December 31, 2025 and 2024

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495
Share issuance costs	-	(137,178)	-	-	-	(137,178)
Exercise of pre-funded warrants	602,000	722,400	(722,400)	-	-	-
Loss for the period	-	-	-	(1,726,899)	-	(1,726,899)
Share-based compensation	-	-	20,205	-	-	20,205
Balance September 30, 2025	2,604,186	91,806,396	38,620,449	(118,964,791)	128,569	11,590,623
Exercise of pre-funded warrants	200,000	240,000	(240,000)	-	-	-
Loss for the period	-	-	-	(2,028,223)	-	(2,028,223)
Share-based compensation	-	-	25,264	-	-	25,264
Balance December 31, 2025	2,804,186	92,046,396	38,405,713	(120,993,014)	128,569	9,587,664

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Private placement	186,361	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	666,969	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444
Private Placement	57,183	396,153	-	-	-	396,153
Share issuance costs	-	(57,632)	-	-	-	(57,632)
Loss for the period	-	-	-	(2,575,024)	-	(2,575,024)
Share-based compensation	-	-	23,159	-	-	23,159
Balance December 31, 2024	724,152	84,537,194	34,844,988	(113,328,651)	128,569	6,182,100

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31, 2025 and 2024

Expressed in U.S. Dollars

	For the Six Months Ended December 31,
	2025	2024
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(3,755,122)	(4,252,892)
Items not requiring cash:
Amortization and depreciation	106,403	107,782
Share-based compensation	45,469	52,123
Amortization of right-of-use assets	208,296	166,277
Inventory write-down	70,000	-
Interest income received on short-term investments	(774)	(874)
Unrealized foreign exchange loss	3,250	20,338
Changes in operating assets and liabilities:
Inventories	(56,725)	140,968
Prepaids and other currents assets	(337,050)	(166,237)
Accounts receivable	282,137	90,269
Accounts payable and accrued liabilities	(332,414)	(282,778)
Lease obligations	(217,329)	(203,924)
Total cash used in operating activities	(3,983,859)	(4,328,948)

Investing Activities
Sale of short-term investments	25,156	24,002
Purchase of short-term investments	(25,156)	(24,002)
Total cash used in investing activities	-	-

Financing Activities
Proceeds from the private placement	-	1,426,216
Share issuance costs	(137,178)	(249,456)
Total cash (used in) provided by financing activities	(137,178)	1,176,760
Decrease in cash and cash equivalents during the period	(4,121,037)	(3,152,188)
Cash and cash equivalents beginning of the period	11,075,871	6,571,610
Cash and cash equivalents end of the period	6,954,834	3,419,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:	-	-
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of Right-of-use asset and corresponding operating lease	$-	$187,223

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

Through December 31, 2025, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $3.8 million and $4.3 million for each of the six months ended December 31, 2025 and 2024. In addition, the Company had an accumulated deficit of approximately $121.0 million as of December 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated quarterly financial statements, the Company expects its cash, cash equivalents and short-term investments of approximately $7.0 million as of December 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended December 31, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2025.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, shareholders’ equity, net loss or net cash used in operating activities. During the three and six months ended December 31, 2024, the Company reclassed certain prior year costs from research and development to general and administrative.

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

Actual results could differ significantly from those estimates.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, InMed Pharmaceutical Ltd.; BayMedica, LLC; Biogen Sciences Inc.; and Sweetnam Consulting Inc. Biogen Sciences Inc. and Sweetnam Consulting Inc. are inactive subsidiaries. A subsidiary is an entity that the Company controls, either directly or indirectly, where control is defined as the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All inter-company transactions and balances including unrealized income and expenses arising from intercompany transactions are eliminated in preparing these condensed consolidated financial statements.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. Dollar. These condensed consolidated financial statements are presented in U.S. Dollars. References to “$” and “US$” are to United States (“U.S.”) dollars and references to “C$” are to Canadian dollars.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of December 31, 2025 and June 30, 2025, the Company held $4.6 million and $4.5 million, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instrument’s hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. During the six months ended December 31, 2025 and 2024, the Company's allowance for credit losses was immaterial.

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation or Canadian Deposit Insurance Corporation limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of December 31, 2025, was $3.9 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

The Company’s customers are primarily concentrated in the United States.

Concentration of customers

The following table summarizes the information about the Company’s concentration of customers:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G
Three Months Ended December 31, 2025
Revenues, customer concentration risk	30%	22%	*	10%	*	12%	19%

Three Months Ended December 31, 2024
Revenues, customer concentration risk	34%	33%	13%	*	*	*	*

Six months December 31, 2025
Revenues, customer concentration risk	27%	29%	*	11%	*	9%	19%

Six months December 31, 2024
Revenues, customer concentration risk	28%	25%	17%	*	12%	*	*

As of December 31, 2025
Accounts receivable, customer concentration risk	20%	*	*	11	*	37%	32%

*	Less than 10%.

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

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities, approximate their carrying values as at December 31, 2025.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of December 31, 2025 and 2024, the Company has 1,150,363 and nil respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then Diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential Common Shares that have been excluded from diluted net income (loss) per because their effect was anti-dilutive:

	As of December 31,
	2025	2024
Options	196,561	62,416
Warrants	2,588,847	509,580
	2,785,408	571,996

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

The Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients used in the health and wellness industry (See Note 9).

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these condensed consolidated financial statements as a result of future adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027 , with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update clarifies the applicability of interim reporting guidance and the form and content of interim financial statements. It also establishes a disclosure principle requiring an entity to disclose material events and changes occurring since the end of the last annual reporting period. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

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

3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2025	June 30, 2025
	$	$

Raw materials	-	258,300
Work in process	569,262	26,695
Finished goods	378,636	676,178
Inventories	947,898	961,173

As of December 31, 2025 and June 30, 2025, the Company has an inventory write-down, due to obsolescence, of $208,737. As of December 31, 2025 and June 30, 2025, the Company has $70,000 and $nil respectively, as a valuation allowance to reduce weighted average cost to net realizable value. The total inventory reserve at December 31, 2025 and June 30, 2025 was $278,737 and $208,737, respectively.

During the three and six months ended December 31, 2025, the Company recorded an inventory write-down of $70,000 due to the net realizable value. During the three and six months ended December 31, 2024, the Company recorded an inventory write-down of $nil due to the net realizable value.

4.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	December 31, 2025	June 30, 2025
	$	$

Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,388,844)	(1,306,858)
Intangible assets, net	1,538,576	1,620,562

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at December 31, 2025, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years. There was no impairment loss during the three and six months ended December 31, 2025 and 2024.

Amortization expense on intangible assets for the three months ended December 31, 2025 and 2024 was approximately $41,000 and $41,000 respectively. Amortization expense on intangible assets for the six months ended December 31, 2025 and 2024 was approximately $82,000 and $82,000 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Year ending June 30,	$

2026 (remaining)	81,373
2027	162,746
2028	162,746
2029	162,746
2030	162,746
Thereafter	806,219
Total	1,538,576

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2025	June 30, 2025
	$	$

Trade payables	166,752	370,142
Accrued research and development expenses	65,869	73,143
Inventory related accruals	207,403	735
Employee compensation, benefits and related accruals	376,656	490,405
Accrued general and administrative expenses	255,191	469,858
Accounts payable and accrued liabilities	1,071,871	1,404,283

6.	SHARE CAPITAL AND RESERVES

Authorized

As of December 31, 2025, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of December 31, 2025 and June 30, 2025.

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

The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The pre-funded warrants had an aggregate relative fair value of $2.9 million at the time of issuance. As of December 31, 2025, 802,000 pre-funded warrants have been exercised since the consummation of the Private Placement.

The preferred investment options issued to the selling shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen months from the effective date of the Resale Registration Statement of August 1, 2025. The preferred investment options had an aggregate relative fair value of $2.0 million at the time of their issuance. There were no preferred investment options exercised from the Private Placement as of December 31, 2025.

Concurrently with the Purchase Agreement, the Company and the selling shareholder entered into an Amendment Letter, dated June 24, 2025, or the Existing Investment Option Amendment, to amend 199,115 preferred investment options issued to the selling shareholder on October 24, 2023, or the Existing Investment Options (see below), with an exercise price of $16.60, pursuant to which the Existing Investment Options were amended to be exercisable for 199,115 common shares at a reduced exercise price of $2.436 per share in consideration for the selling shareholder’s participation in the Private Placement and the payment by the selling shareholder to the Company of cash consideration of $0.125 per Existing Investment Option for total cash payment to the Company of $25,000. The expiration date remains April 26, 2029. The inducement contemplated by the Existing Investment Option Amendment is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $0.1 million as of the date of the Inducement, using a Black-Scholes model, and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3. There were no 2025 Existing Preferred Investment Options exercised as of December 31, 2025.

Standby Equity Purchase Agreement (the “SEPA”)

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA. During the six months ended December 31, 2025, there were no Common Shares issued under the SEPA. The Company issued 1,208,336 Common Shares for gross proceeds of approximately $6.2 million during the year ended June 30, 2025. This amount has been offset by commitment fees and other SEPA related fees of $0.4 million, since, at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 in December 2024 and a commitment fee of $0.3 million (an amount equal to 2.50% of the commitment amount), which was paid in cash in equal quarterly installments effective December 2024.

Common Share Warrants

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2025	4,541,210	$3.90
Warrants Granted	-	-
Exercised	(802,000)	-
Expired/Cancelled	-	-
Warrants Outstanding at December 31, 2025	3,739,210	51.02

Warrants Exercisable at December 31, 2025	3,739,210	51.02

As of December 31, 2025 and June 30, 2025, the warrants exercisable and outstanding have an intrinsic value of $1,368,817 and $8,102,467, respectively, with a weighted average remaining life of 1 year and 2 years, respectively.

7.	SHARE-BASED PAYMENTS

Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may, from time to time, in its discretion and in accordance with applicable regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase Common Shares, provided that the number of Common Shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding Common Shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the Plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 8, 2025 and December 18, 2024, the Company’s Board of Directors approved the reservation of an additional 300,000 and 60,000Common Shares under the Plan, respectively.

As of December 31, 2025 and June 30, 2025, there were 206,127 and 41,278 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

The following is a summary of changes in outstanding options from July 1, 2025 to December 31, 2025:

	Number	Weighted Average Exercise Price
Balance at July 1, 2025	61,410	$32.53
Granted	138,150	1.33
Expired/Forfeited	(2,999)	244.11
Balance at December 31, 2025	196,561	$7.35
December 31, 2025:
Vested and exercisable	32,657	$34.47
Unvested	163,904	$1.95

Total expenses arising from share-based payment transactions recognized during the three months ended December 31, 2025 and 2024 were $25,564 and $23,159, respectively, of which $16,829 and $13,974, respectively, was allocated to general and administrative expenses, $8,139 and $9,035, respectively, was allocated to research and development expenses, and $296 and $150, respectively, was allocated to Cost of Goods Sold.

Total expenses arising from share-based payment transactions recognized during the six months ended December 31, 2025 and 2024 were $45,469 and $52,123, respectively, of which $29,418 and $31,539, respectively, was allocated to general and administrative expenses, $15,464 and $20,215, respectively, was allocated to research and development expenses, and $586 and $369, respectively, was allocated to Cost of Goods Sold.

Unrecognized compensation cost at December 31, 2025 related to unvested options was $161,372 which will be recognized over a weighted-average vesting period of approximately 1.4 years.

8.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	December 31, 2025
$

Year 1	426,097
Year 2	125,292
Year 3	-
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities	551,389
Less: imputed interest	(19,440)
Present value of lease liabilities	531,949

Less: Current portion of lease liabilities	(408,122)
Non-current portion of lease liabilities	123,827

On July 29, 2024, the Company entered into a lease agreement for office space in Vancouver, British Columbia. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement. The Company used an incremental borrowing rate of 7% and recognized a ROU asset and corresponding operating lease liability of $205,201.

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

The Pharma segment is largely organized around the research and development of small molecule pharmaceuticals drug candidates and the Commercial segment is largely organized around manufacturing technologies to produce and commercialize bulk rare cannabinoids for sale as ingredients in the health and wellness industry. Total assets held in the Pharma segment as of December 31, 2025 and June 30, 2025 were $9.7 million and $13.7 million, respectively. Total assets as of December 31, 2025 and June 30, 2025, held in the Commercial segment were $1.7 million and $1.9 million, respectively.

The following table presents information about the Company’s reportable segments for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025			2024
	Pharma	Commercial	Total	Pharma	Commercial	Total
	$	$	$	$	$	$

Sales	-	820,188	820,188	-	1,111,707	1,111,707
Cost of sales	-	(635,994)	(635,994)	-	(650,813)	(650,813)
Research and development	(624,644)	(5,992)	(630,636)	(890,513)	(4,663)	(895,176)
General and Administrative	(1,323,249)	(297,846)	(1,621,095)	(1,358,877)	(359,897)	(1,718,774)
Amortization and depreciation	(52,602)	(599)	(53,201)	(52,603)	(599)	(53,202)
Foreign exchange gain (loss)	18,136	-	18,136	(47,753)	-	(47,753)
Interest and other income	74,379	-	74,379	30,536	-	30,536
Finance expense	-	-	-	(351,549)	-	(351,549)
Net Income (Loss)	(1,907,980)	(120,243)	(2,028,223)	(2,670,759)	95,735	(2,575,024)

The following table presents information about the Company’s reportable segments for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
	2025			2024
	Pharma	Commercial	Total	Pharma	Commercial	Total
	$	$	$	$	$	$

Sales	-	1,940,309	1,940,309	-	2,376,345	2,376,345
Cost of sales	-	(1,352,956)	(1,352,956)	-	(1,422,038)	(1,422,038)
Research and development	(1,200,102)	(12,146)	(1,212,248)	(1,582,352)	(12,969)	(1,595,321)
General and Administrative	(2,562,307)	(590,803)	(3,153,110)	(2,668,093)	(543,642)	(3,211,735)
Amortization and depreciation	(105,205)	(1,198)	(106,403)	(106,583)	(1,198)	(107,781)
Foreign exchange gain (loss)	(38,858)	-	(38,858)	(28,443)	-	(28,443)
Interest and other income	168,144	-	168,144	87,630	-	87,630
Finance expense	-	-	-	(351,549)	-	(351,549)
Net Income (Loss)	(3,738,328)	(16,794)	(3,755,122)	(4,649,390)	396,498	(4,252,892)
Cash and Cash Equivalents	6,739,445	215,389	6,954,834	4,346,193	1,236,846	5,583,039

10.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of December 31, 2025, the Company is committed for contract research services and materials at a cost of approximately $0.4 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2025, the Company is committed for contract materials and equipment at a cost of approximately $0.6 million, expected to occur in the twelve months following December 31, 2025.

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

Pursuant to the terms of a certain Contribution Agreement, dated as of November 1, 2018, between the Company and National Research Council Canada, as represented by its Industrial Research Assistance Program (“NRC-IRAP”), under certain circumstances contributions received, including the disposition of the underlying intellectual property developed in part with NRC-IRAP contributions, may become repayable. As of December 31, 2025, there have been no triggering events to cause a repayment.

Short-term investments include guaranteed investment certificates, with one year terms, of $42,675 and $43,384 as of December 31, 2025 and June 30, 2025, respectively, that are pledged as security for a corporate credit card.

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

BayMedica entered into a technology license agreement (“Agreement”) with a third party (the “Licensor”) on February 15, 2021. Under the Agreement, BayMedica agreed to license a proprietary process in the United States where the Licensor has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. The royalty payments were to be made for the period beginning on the first commercial sale of the licensed product and ending on the later of the expiration of the Licensor’s patent rights or ten years after the first commercial sale of such licensed product.

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

On January 16, 2026, the Licensor delivered an Amended Notice of Arbitration alleging that BayMedica breached several obligations under the Agreement, including, among other things, failing to ensure sublicensee compliance with reporting obligations under the Agreement, and failing to remit required royalties. On this basis, the Licensor seeks an unspecified quantum of damages for BayMedica’s alleged breach of the Agreement, seeks a declaration that BayMedica has failed to comply with its obligations under the Agreement, including its reporting requirements and requirements in respect of its alleged sublicensees, and an Order for specific performance requiring it to comply with those obligations. BayMedica disputes the amended allegations and denies breaching the Agreement as alleged.

While the Company is not able to predict the outcome of the Patent License Matter, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of these unaudited condensed consolidated financial statements and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the matters described in Note 10 – Commitments and Contingencies and below.

On January 23, 2026, the Company sold 115,000 common shares, under the SEPA, for gross proceeds of $120,898.

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

Our INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor, or PPAR, signaling pathway. Across multiple preclinical studies, INM-901’s primary mechanism of action is the reduction of neuroinflammation, with statistically significant effects demonstrated in both ex vivo and in vivo models. Additionally, INM-901 targets several other mechanisms of action offering a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease.

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

Recent Developments

Standby Equity Purchase Agreement (‘SEPA’) Update

At the Company’s 2025 Annual General and Special Meeting, the shareholders voted to approve the potential issuance of 20% or more of the Company’s common shares issued and outstanding as of December 13, 2024, pursuant to the Standby Equity Purchase Agreement with YA II PN, Ltd., as amended on June 13, 2025, pursuant to Nasdaq Listing Rules 5635(d) and 5635(b).

Update on BayMedica’s Commercial Business

Recently, U.S. congressional legislation H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”) was signed into law. The Act, in its current form and without further amendment, will have a material negative impact on BayMedica, a subsidiary of the Company. Specifically, certain aspects of BayMedica’s commercial business and its inventory of rare, non-intoxicating cannabinoids would be prohibited under the Act if it comes into force on November 12, 2026, in its current form.

It is unknown to the Company whether the sections of the Act that would impact BayMedica will ultimately go into effect on November 12, 2026, or at all, or if those sections will be replaced, impacted or amended by subsequent acts of U.S. policymakers. The Company supports a balanced, science-based regulatory approach that promotes consumer safety while preserving responsible access to non-intoxicating cannabinoid products.

BayMedica is evaluating alternative options but has not set a timetable for the conclusion of its evaluation, nor has it made any definitive decisions related to any potential alternative options at this time. In the meantime, BayMedica is continuing to sell its inventory of rare, non-intoxicating cannabinoids. Without timely, meaningful changes to the Act, we would need to write-off any inventory that BayMedica is unable to sell prior to the Act becoming effective and take other actions, which could include divesting BayMedica’s commercial business, if possible, pivoting to other manufacturing techniques, if commercially viable, or discontinuing BayMedica’s commercial business, all of which would have a material adverse effect on our business, results of operations and financial condition.

INM-901 Program Updates

December 2025 – InMed announced the successful completion of pharmacokinetic studies in large animal models for its Alzheimer’s disease candidate INM-901. This marked the first preclinical study in which the oral formulation of INM-901 was administered in large animals. The results provide additional data in guiding decisions in the design of a human Phase 1 clinical trial program. In parallel, InMed has completed additional chemistry, manufacturing, and controls development to scale the INM-901 manufacturing process in preparation for Investigational New Drug enabling studies and regulatory interaction with the Food and Drug Administration (“FDA”).

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

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our Products and Product Candidates and include:

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

Comparison of the Three Months Ended December 31, 2025 and 2024 for the Pharma Segment

	Three Months Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Operating expenses:
Research and development	625	891	(266)	(30)%
General and administrative	1,323	1,358	(35)	(3)%
Amortization and depreciation	52	53	(1)	(2)%
Foreign exchange gain (loss)	(18)	48	(66)	(138)%
Total operating expenses	1,982	2,350	(368)	(16)%
Interest and other income	74	31	43	139%
Finance expense	-	(352)	352	(100)%
Net loss	$(1,908)	$(2,671)	$763	(29)%

Research and Development Expenses

Research and development expenses decreased by $0.3 million in our Pharma segment, or 30%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease in research and development expenses was primarily due to a decrease in external contractors and research supplies, offset by an increase in personnel compensation. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and Administrative Expenses

General and administrative expenses decreased by $0.04 million in our Pharma segment, or 3%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease is primarily due to lower professional fees and investor relations fees. We anticipate general and administrative expenses to remain consistent in future periods.

Finance Expense

Finance expenses decreased by $352,000 in our InMed Pharma segment, for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The decrease in finance expenses resulted from the one-time nonrecurring fees relating to instituting the SEPA in December 2024.

Comparison of the Three Months Ended December 31, 2025 and 2024 for the Commercial Segment

	Three Months Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Sales	$820	$1,112	$(292)	(26)%
Cost of sales	636	651	(15)	(2)%
Gross profit	184	461	(277)	(60)%

Operating expenses:
Research and development	6	5	1	20%
General and administrative	298	360	(62)	(17)%
Amortization and depreciation	1	1	-	-%
Total operating expenses	305	366	(61)	(17)%
Net (loss) income	$(121)	$95	$(216)	(227)%

Sales

Sales decreased by $0.3 million in our Commercial segment, or 26%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decline in sales is due to the uncertainty around the synthetic cannabinoid market arising from the changes in the Act , also the Company has lowered the sales price to attract more customers. The Commercial segment will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute the highest margins, where the Commercial segment continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by less than $0.01 million in our Commercial segment, or 2%, for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The decrease in cost of goods sold is primarily the result of the Company lowering its supply chain costs and a decrease in sales offset by a write-down of inventory to net realizable value during the three months ended December 31, 2025.

General and Administrative Expenses

General and administrative expenses decreased by less than $0.1 million in our Commercial segment, or 17%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease results primarily due to lower professional fees and marketing fees.

Comparison of the Six Months Ended December 31, 2025 and 2024 for the Pharma Segment

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	1,200	1,582	(382)	(24)%
General and administrative	2,562	2,668	(106)	(4)%
Amortization and depreciation	105	107	(2)	(2)%
Foreign exchange loss	39	28	11	39%
Total operating expenses	3,906	4,385	(479)	(11)%
Interest and other income	168	88	80	91%
Finance expense	-	(352)	352	(100)%
Net loss	$(3,738)	$(4,649)	$911	(20)%

Research and Development Expenses

Research and development expenses decreased by $0.4 million in our Pharma segment, or 24%, for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The decrease in research and development expenses was primarily due to a decrease in external contractors and research supplies, offset by an increase in personnel compensation. However, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million in our Pharma segment, or 4%, for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The decrease is primarily due to lower professional fees and investor relations fees.

Interest and Other Income

Interest and other income increased by less than $0.1 million in our Pharma segment, or 65% for the six months ended December 31, 2025, as compared to the six months ended December 31, 2024. The increase primarily results from the increase in our average cash on hand during the current year.

Finance Expense

Finance expenses decreased by $0.3 million in our InMed Pharma segment, or 100% for the six months ended December 31, 2025, as compared to the six months ended December 31, 2024. The decrease in finance expenses resulted from the fees incurred pursuant to the SEPA in December 2024.

Comparison of the Six Months Ended December 31, 2025 and 2024 for the Commercial Segment

	Six Months Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Sales	$1,940	$2,376	$(436)	(18)%
Cost of sales	1,353	1,422	(69)	(5)%
Gross profit	587	954	(367)	(38)%

Operating expenses:
Research and development	12	13	(1)	(8)%
General and administrative	591	544	47	9%
Amortization and depreciation	1	1	-	-%
Total operating expenses	604	558	46	8%
Net (loss) income	$(17)	$396	$413)	(104)%

Sales

Sales decreased by $0.4 million in our Commercial segment, or 18%, for the six months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decline in sales is due to uncertainty around the synthetic cannabinoid market from the Act, also the Company has lowered the sales price to attract more customers. The Commercial segment will continue to evaluate opportunities for potential structured supply arrangements and collaborations for the commercial business. Sales and marketing efforts will remain focused on products that contribute the highest margins, where the Commercial segment continues to hold a strong competitive position.

Cost of Sales

Cost of goods sold decreased by less than $0.1 million in our Commercial segment, or 5%, for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The decrease in cost of goods sold is primarily the result of lower sales, along with lower supply chain costs, offset by a write-down of inventory to net realizable value during the six months ended December 31, 2025.

General and administrative expenses

General and administrative expenses increased by less than $0.1 million in our Commercial segment, or 9%, for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The increase results primarily due to higher salaries, employee benefits and office expenses.

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

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $7.0 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended December 31, 2025	Six Months Ended December 31, 2025
Net cash used in operating activities	$(3,984)	$(4,329)
Net cash (used in) provided by financing activities	(137)	1,177
Net increase (decrease) in cash and cash equivalents	$(4,121)	$(3,152)

Operating Activities

During the six months ended December 31, 2025, we used cash in operating activities of $4.0 million, primarily resulting from our net loss of $3.8 million combined with $0.4 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

During the six months ended December 31, 2024, we used cash in operating activities of $4.3 million, primarily resulting from our net loss of $4.3 million combined with a $0.3 million decrease in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

Investing Activities

During the six months ended December 31, 2025 and 2024, cash used in investing activities was $nil, respectively.

Financing Activities

During the six months ended December 31, 2025, cash used in financing activities of $0.1 million from share issuance costs.

During the six months ended December 31, 2024, cash provided by financing activities of $1.2 million consisted of $1.4 million in gross proceeds derived from the Amended ATM Agreement, offset by total transaction costs of $250,000.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into our R&D efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through December 31, 2025, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $3.8 million. In addition, we have an accumulated deficit of $121.0 million as of December 31, 2025.

As of the issuance date of these condensed consolidated financial statements, we expect our cash, cash equivalents and short-term investments of approximately $7.0 million as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of realizing BayMedica revenues from the sale of bulk rare cannabinoids in the health & wellness sector as well as the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance its operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

Critical Accounting Estimates and Accounting Policies

Our significant accounting policies are described in Note 2 of the Unaudited condensed consolidated Financial Statements. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2021, BayMedica entered into an exclusive technology license agreement (the “Agreement”) with a third party (the “Licensor”) pursuant to which it agreed to license a proprietary process in the United States where the Licensor has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. The royalty payments were to be made for the period beginning on the first commercial sale of the licensed product and ending on the later of the expiration of the Licensor’s patent rights or ten years after the first commercial sale of such licensed product. On April 29, 2025, BayMedica received a letter from the Licensor stating its intention to commence arbitration proceedings pursuant the Agreement, together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are meant to function as guaranteed annual minimum payments required to be made for the duration of the Agreement regardless of net sales. The Licensor seeks relief against BayMedica including (a) approximately $3.4M in annual payments for the years 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain guaranteed annual minimum payments of approximately $2.3M for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the agreement. BayMedica vehemently contests the Licensor’s interpretation of the Agreement and its position in the Patent License Matter and intends to take all necessary steps to vigorously defend the Patent License Matter.

Pursuant to Terms of Appointment dated November 12, 2025, BayMedica and the Licensor have appointed an Arbitrator of the Patent License Matter (the “Arbitrator”). On November 13, 2025, BayMedica delivered a Response to Notice of Arbitration. BayMedica disputes the Licensor’s interpretation of the Agreement and denies breaching the Agreement as alleged. BayMedica also asserts that the Licensor’s allegations are statute-barred pursuant to the Limitations Act, 2002.

On November 13, 2025, BayMedica also delivered a Notice of Motion, seeking a summary dismissal of the Patent License Matter on the basis that, among other things, the Licensor’s claim is statute-barred. Pursuant to a Procedural Order dated December 31, 2025, the Arbitrator held that, among other things, BayMedica’s motion shall be heard preliminarily, and has been scheduled for May 6, 2026.

On January 16, 2026, the Licensor delivered an Amended Notice of Arbitration alleging that BayMedica breached several obligations under the Agreement, including, among other things, failing to ensure sublicensee compliance with reporting obligations under the Agreement, and failing to remit required royalties. On this basis, the Licensor seeks an unspecified quantum of damages for BayMedica’s alleged breach of the Agreement, seeks a declaration that BayMedica has failed to comply with its obligations under the Agreement, including its reporting requirements and requirements of its alleged sublicensees, and an Order for specific performance requiring it to comply with those obligations. BayMedica disputes the amended allegations and denies breaching the Agreement as alleged.

While we are not able to predict the outcome of the Patent License Matter, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

ITEM 1A. RISK FACTORS.

The adoption of H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans, and Extensions Act, 2026” could materially impact the operations of the Company’s subsidiary, BayMedica.

Recently, U.S. congressional legislation H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”) was signed into law. The Act, in its current form and without further amendment, will have a material negative impact on BayMedica, a subsidiary of the Company. Specifically, certain aspects of BayMedica’s commercial business and its inventory of rare, non-intoxicating cannabinoids would be prohibited under the Act if it comes into force on November 12, 2026, in its current form. It is unknown to the Company whether the sections of the Act that would impact BayMedica will ultimately go into effect on November 12, 2026, or at all, or if those sections will be replaced, impacted or amended by subsequent acts of U.S. policymakers.

BayMedica is evaluating alternative options, but has not set a timetable for the conclusion of its evaluation, nor has it made any definitive decisions related to any potential alternative options at this time. In the meantime, BayMedica is continuing to sell its inventory of rare, non-intoxicating cannabinoids. Without timely, meaningful changes to the Act, we would need to write-off any inventory that BayMedica is unable to sell prior to the Act becoming effective and take other actions, which could include divesting BayMedica’s commercial business, if possible, pivoting to other manufacturing techniques, if commercially viable, or discontinuing BayMedica’s commercial business, all of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: February 11, 2026	By:	/s/ Netta Jagpal
Chief Financial Officer