Form 10-Q
period 2026-03-31
InMed Pharmaceuticals Inc.
filed 2026-05-06
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

On May 4, 2026, there were 3,314,063 shares of the registrant’s common shares, no par value (the “Common Shares”), outstanding.

InMed Pharmaceuticals Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which include but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Some of the important risks and uncertainties that could materially affect forward-looking statements are described further under IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, which was originally filed with the SEC on September 23, 2025 (the “2025 Annual Report”), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, and include, but are not limited to, the following:

●	Our ability to stem operating losses;

●	Our ability to successfully identify and consummate strategic and/or transformative corporate opportunities and transactions and to obtain the additional financing that we need to fund our operations;

●	The material adverse impact of the winding down of the BayMedica commercial business segment due to recent legislation in the United States impacting its inventory of rare, non-intoxicating cannabinoids;

●	Our ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. We have created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it may be a potential manufacturing method in the future which could reduce the need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) global trade tensions; (ii) the Russo-Ukrainian war and (iii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The outcome of any legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities, including our ongoing matter with a third party licensor; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum bid price rule, and the actual or threatened delisting of our securities by Nasdaq.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three and Nine Months Ended March 31, 2026 and 2025

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

March 31, 2026

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	March 31,	June 30,
	2026	2025
	Unaudited $	(As restated) $
ASSETS
Current
Cash and cash equivalents	5,158,932	10,743,430
Short-term investments	41,625	43,384
Prepaids and other current assets	617,211	319,547
Current assets of discontinued operations	1,070,313	1,760,918
Total current assets	6,888,081	12,867,279

Non-Current
Property, equipment and ROU assets, net	642,884	992,199
Intangible assets, net	1,498,473	1,620,562
Other assets	104,368	100,000
Total Assets	9,133,806	15,580,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,011,551	1,230,845
Current portion of lease obligations	389,381	435,507
Current liabilities of discontinued operations	810,334	173,438
Total current liabilities	2,211,266	1,839,790

Non-current
Lease obligations, net of current portion	30,766	305,755
Total Liabilities	2,242,032	2,145,545
Commitments and Contingencies (Note 10)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 3,314,063 and 2,002,186 as of March 31, 2026 and June 30, 2025, respectively, issued and outstanding	92,578,071	91,221,174
Additional paid-in capital	38,144,484	39,322,644
Accumulated deficit	(123,959,350)	(117,237,892)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	6,891,774	13,434,495
Total Liabilities and Shareholders’ Equity	9,133,806	15,580,040

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	$	$	$	$
Operating Expenses
Research and development	1,022,630	425,370	2,222,732	2,243,948
General and administrative	1,742,016	1,584,393	4,304,323	4,155,493
Amortization and depreciation	51,707	51,706	156,912	158,289
Foreign exchange loss	23,168	22,165	62,026	50,608
Total operating expenses	2,839,521	2,083,634	6,745,993	6,608,338

Other Income (Expense)
Interest and other income	47,770	16,565	215,914	104,195
Finance expense	-	-	-	(351,549)

Net loss from continuing operations before taxes	(2,791,751)	(2,067,069)	(6,530,079)	(6,855,692)
Income tax expense	-	-	-	-
Net loss from continuing operations	(2,791,751)	(2,067,069)	(6,530,079)	(6,855,692)

Discontinued operations:
Income (Loss) from discontinued operations	(174,585)	(53,861)	(191,379)	481,870
Income tax benefit	-	-	-	-
Loss from discontinued operations	(174,585)	(53,861)	(191,379)	481,870

Net Loss	(2,966,336)	(2,120,930)	(6,721,458)	(6,373,822)

Net loss per share for the period
Basic and diluted:
Continuing operations	(0.69)	(1.89)	(1.64)	(8.53)
Discontinued Operations	(0.04)	(0.05)	(0.05)	0.60
Net loss per share attributable to Common Stockholders – basic and diluted	(0.73)	(1.94)	(1.69)	(7.93)
Weighted average outstanding common shares
Basic and diluted	4,048,209	1,095,973	3,985,313	803,909

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495
Share issuance costs	-	(137,178)	-	-	-	(137,178)
Exercise of pre-funded warrants	602,000	722,400	(722,400)	-	-	-
Loss for the period	-	-	-	(1,726,899)	-	(1,726,899)
Share-based compensation	-	-	20,205	-	-	20,205
Balance September 30, 2025	2,604,186	91,806,396	38,620,449	(118,964,791)	128,569	11,590,623
Exercise of pre-funded warrants	200,000	240,000	(240,000)	-	-	-
Loss for the period	-	-	-	(2,028,223)	-	(2,028,223)
Share-based compensation	-	-	25,264	-	-	25,264
Balance December 31, 2025	2,804,186	92,046,396	38,405,713	(120,993,014)	128,569	9,587,664
Proceeds from SEPA	259,877	231,675	-	-	-	231,675
Exercise of pre-funded warrants	250,000	300,000	(300,000)	-	-	-
Loss for the period	-	-	-	(2,966,336)	-	(2,966,336)
Share-based compensation	-	-	38,771	-	-	38,771
Balance March 31, 2026	3,314,063	92,578,071	38,144,484	(123,959,350)	128,569	6,891,774

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Private placement	186,361	1,030,063	-	-	-	1,030,063
Share issuance costs	-	(191,824)	-	-	-	(191,824)
Exercise of pre-funded warrants	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(1,677,868)	-	(1,677,868)
Share-based compensation	-	-	28,964	-	-	28,964
Balance September 30, 2024	666,969	84,198,673	34,821,829	(110,753,627)	128,569	8,395,444
Private Placement	57,183	396,153	-	-	-	396,153
Share issuance costs	-	(57,632)	-	-	-	(57,632)
Loss for the period	-	-	-	(2,575,024)	-	(2,575,024)
Share-based compensation	-	-	23,159	-	-	23,159
Balance December 31, 2024	724,152	84,537,194	34,844,988	(113,328,651)	128,569	6,182,100
Private Placement	483,034	2,935,004	-	-	-	2,935,004
Share issuance costs	-	(15,103)	-	-	-	(15,103)
Loss for the period	-	-	-	(2,120,930)	-	(2,120,930)
Share-based compensation	-	-	40,454	-	-	40,454
Balance March 31, 2025	1,207,186	87,457,095	34,885,442	(115,449,581)	128,569	7,021,525

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Expressed in U.S. Dollars

	For the Nine Months Ended March 31,
	2026	2025
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(6,721,458)	(6,373,822)
Items not requiring cash:
Amortization and depreciation	156,912	160,087
Share-based compensation	84,240	92,577
Amortization of right-of-use assets	291,245	243,555
Unrealized foreign exchange loss	27,730	44,876
Changes in operating assets and liabilities:
Prepaids and other currents assets	(294,825)	(61,581)
Other non-current assets	(4,368)	-
Accounts payable and accrued liabilities	(218,577)	(349,399)
Lease obligations	(327,395)	(315,221)
Operating cash flow used by discontinued operations	1,327,501	570,483
Total cash used in operating activities	(5,678,995)	(5,988,445)

Investing Activities
Sale of short-term investments	41,667	40,039
Purchase of short-term investments	(41,667)	(40,039)
Total cash used in investing activities	-	-

Financing Activities
Proceeds from the private placement	231,675	4,361,220
Share issuance costs	(137,178)	(264,559)
Total cash provided by financing activities	94,497	4,096,661
Decrease in cash and cash equivalents during the period	(5,584,498)	(1,891,784)
Cash and cash equivalents beginning of the period	10,743,430	6,571,610
Cash and cash equivalents end of the period	5,158,932	4,679,826

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:	-	-
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of Right-of-use asset and corresponding operating lease	$-	$187,223

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

Business

InMed Pharmaceuticals Inc. (“InMed” or the “Company”) was incorporated in the Province of British Columbia on May 19, 1981, under the Business Corporations Act of British Columbia. InMed is a pharmaceutical drug development company with a pipeline of proprietary small molecule drug candidates targeting the treatment of diseases with high unmet medical needs as well as developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors.

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

Through March 31, 2026, the Company has funded its operations primarily with proceeds from the sale of the Company’s common shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $6.7 million and $6.4 million for each of the nine months ended March 31, 2026 and 2025. In addition, the Company had an accumulated deficit of approximately $124 million as of March 31, 2026. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated quarterly financial statements, the Company expects its cash, cash equivalents and short-term investments of approximately $5.2 million as of March 31, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of our operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company expects to continue to seek additional funding through potential strategic and/or transformative corporate opportunities and transactions, which may include collaborating or partnering with other companies, an acquisition or sale of the company, asset sales or acquisitions, licensing of intellectual property, among others, while continuing to seek additional funding through equity or debt financings and/or from other capital sources. The Company may not be successful in identifying or consummating any such transaction or obtaining the financing that it needs to fund its operations on acceptable terms, or at all, and the terms of any transaction and/or financing the Company is able to consummate may adversely affect the holdings or the rights of its existing shareholders and/or the value and trading price of its shares.

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

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2026 and 2025 are not necessarily indicative of results that can be expected for a full fiscal year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2025.

Discontinued Operations

On March 4, 2026, the Company’s board of directors ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment (“commercial operations”), which is the only revenue-generating commercial operations of the Company. BayMedica intends to substantially complete the wind down and exit prior to the end of its fiscal year ending June 30, 2026. During the interim period leading to the completion of operational wind down, BayMedica will continue its commercial operations including sales, marketing, limited manufacturing, and logistics. Following the wind down of commercial operations, the Company will focus exclusively on the development of its pharmaceutical drug candidates, including INM-901 for Alzheimer's disease and INM-089 for dry Age-related Macular Degeneration as they advance towards IND filings and initial human clinical trials.

In connection with the wind down of commercial operations, BayMedica is expected to incur severance and other employee-related costs of approximately $550,000 and expects to incur additional related expenditures of approximately $120,000 through the end of the current fiscal year. These expenditures are expected to be reduced by the profits from the sale of BayMedica’s products prior to the completion of operational wind down.

The estimates of the charges and costs that BayMedica expects to incur, and the timing thereof, as well as its revenue expectations, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, BayMedica may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of its commercial operations.

Refer to Note 3 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, shareholders’ equity, net loss or net cash used in operating activities. During the three and nine months ended March 31, 2025, the Company reclassed certain prior year costs from research and development to general and administrative.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these consolidated financial statements are the application of the going concern assumptions, determining the fair value of share-based payments, income tax provisions, warrant valuations, and the assumptions used in the determination of research & development accruals.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of March 31, 2026 and June 30, 2025, the Company held $4.6 million and $4.5 million, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instrument’s hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation or Canadian Deposit Insurance Corporation limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of March 31, 2026, was $2.4 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell.

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

The carrying value of cash and cash equivalents, short-term investments, accounts payable, and accrued liabilities approximate their carrying values as at March 31, 2026.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of March 31, 2026 and 2025, the Company has 900,363 and 1,150,363 respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then Diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential Common Shares that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	As of March 31,
	2026	2025
Options	186,098	61,864
Warrants	2,588,847	509,580
	2,774,945	571,444

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

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the expected life of the awards.

Segment reporting

Following the classification of the Commercial segment as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its operations. Unless otherwise noted, all activities and amounts reported in the following notes relate to the continuing operations of the Company and exclude activities and amounts related to discontinued operations. See notes 3 and 8 of the condensed consolidated financial statements for a discussion of discontinued operations and the Company's operating segment.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Executive Officer and the senior management team (CODM), in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment Pharma segment.

Statement of Cash Flows

The Company has elected to present cash flows from discontinued operations on a net basis within each category of the consolidated statements of cash flows. Accordingly, the consolidated statements of cash flows do not separately present cash flows from discontinued operations within operating, investing and financing activities. Additional information regarding discontinued operations is included in Note 3.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in these condensed consolidated financial statements as a result of future adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

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

3.	DISCONTINUED OPERATIONS

As previously described, assets and liabilities and income (loss) from discontinued operations are presented separately in the Consolidated Balance Sheets and Income (Loss) for all periods presented.

The following tables reconcile the carrying amounts of the major classes of assets and liabilities of discontinued operations to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

Assets and Liabilities of Discontinued Operations	March 31, 2026	June 30, 2025
Current Assets of Discontinued Operations
Cash and cash equivalents	345,878	332,441
Accounts receivable, net	179,233	465,104
Prepaids and other current assets	4,067	2,200
Inventories	541,135	961,173
Total Current Assets of Discontinued Operations	1,070,313	1,760,918

Current Liabilities of Discontinued Operations
Accounts payable and accrued liabilities	279,198	173,438
Severance	531,136	-
Total Current Liabilities of Discontinued Operations	810,334	173,438

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Income (Loss):

 Income (Loss) from Discontinued Operations

	Three Months Ended
	3/31/2026	3/31/2025
Sales	659,848	1,261,578
Cost of Sales	(592,886)	(1,085,953)
Gross Margin	66,962	175,625

Operating Expenses
General and administrative	240,120	215,699
Research and development	827	13,187
Amortization and depreciation	600	600
Total Operating Expenses	241,547	229,486

Loss of Discontinued Operations before Provision for Income Taxes	(174,585)	(53,861)

Provision for Income Taxes	-	-

Net loss of Discontinued Operations	(174,585)	(53,861)

	Nine Months ended
	March 31, 2026	March 31, 2025
Sales	2,600,157	3,637,923
Cost of sales	(1,945,842)	(2,507,991)
Gross profit	654,315	1,129,932

Operating Expenses
General and administrative	830,923	620,108
Research and development	12,973	26,156
Amortization and depreciation	1,798	1,798
Total Operating Expenses	845,694	648,062

Loss of Discontinued Operations before Provision for Income Taxes	(191,379)	481,870

Provision for Income Taxes	-	-

Net income (loss) of Discontinued Operations	(191,379)	481,870

4.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	March 31, 2026	June 30, 2025
	$	$
Intellectual property	1,736,420	1,736,420
Patents	1,191,000	1,191,000
Intangible assets	2,927,420	2,927,420
Less: accumulated amortization	(1,428,947)	(1,306,858)
Intangible assets, net	1,498,473	1,620,562

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs. This intangible asset is being amortized over an estimated useful life of 18 years. As at March 31, 2026, the definite-lived intangible assets had a weighted average estimated remaining useful life of approximately 11 years. There was no impairment loss during the three and nine months ended March 31, 2026 and 2025.

Amortization expense on intangible assets for the three months ended March 31, 2026 and 2025 was approximately $41,000 and $41,000 respectively. Amortization expense on intangible assets for the nine months ended March 31, 2026 and 2025 was approximately $122,000 and $122,000 respectively. The Company expects amortization expense to be incurred over the next five years as follows:

Year ending June 30,	$

2026 (remaining)	40,687
2027	162,746
2028	162,746
2029	162,746
2030	162,746
Thereafter	806,802
Total	1,498,473

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2026	June 30, 2025
	$	$
Trade payables	225,051	277,856
Accrued research and development expenses	126,767	65,204
Employee compensation, benefits and related accruals	373,540	417,927
Accrued general and administrative expenses	286,193	469,858
Accounts payable and accrued liabilities	1,011,551	1,230,845

6.	SHARE CAPITAL AND RESERVES

Authorized

As of March 31, 2026, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of March 31, 2026 and June 30, 2025.

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

The pre-funded warrants have an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The pre-funded warrants had an aggregate relative fair value of $2.9 million at the time of issuance. As of March 31, 2026, 1,052,000 pre-funded warrants have been exercised since the consummation of the Private Placement.

The preferred investment options issued to the selling shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen months from the effective date of the Resale Registration Statement of August 1, 2025. The preferred investment options had an aggregate relative fair value of $2.0 million at the time of their issuance. There were no preferred investment options exercised from the Private Placement as of March 31, 2026.

Concurrently with the Purchase Agreement, the Company and the selling shareholder entered into an Amendment Letter, dated June 24, 2025, or the Existing Investment Option Amendment, to amend 199,115 preferred investment options issued to the selling shareholder on October 24, 2023, or the Existing Investment Options (see below), with an exercise price of $16.60, pursuant to which the Existing Investment Options were amended to be exercisable for 199,115 common shares at a reduced exercise price of $2.436 per share in consideration for the selling shareholder’s participation in the Private Placement and the payment by the selling shareholder to the Company of cash consideration of $0.125 per Existing Investment Option for total cash payment to the Company of $25,000. The expiration date remains April 26, 2029. The inducement contemplated by the Existing Investment Option Amendment is considered a warrant modification due to the changing of the terms of the warrants. The modification had a fair value of $0.1 million as of the date of the Inducement, using a Black-Scholes model, and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3. There were no 2025 Existing Preferred Investment Options exercised as of March 31, 2026.

Standby Equity Purchase Agreement (the “SEPA”)

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA. The Company issued 259,877 Common Shares for gross proceeds of approximately $231,675 during the nine months ended March 31, 2026. The Company issued 1,208,336 Common Shares for gross proceeds of approximately $6.2 million during the year ended June 30, 2025. This amount has been offset by commitment fees and other SEPA related fees of $0.4 million, since, at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 in December 2024 and a commitment fee of $0.3 million (an amount equal to 2.50% of the commitment amount), which was paid in cash in equal quarterly installments effective December 2024.

Common Share Warrants

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2025	4,541,210	$3.90
Warrants Granted	-	-
Exercised	(1,052,000)	-
Expired/Cancelled	-	-
Warrants Outstanding at March 31, 2026	3,489,210	54.67

Warrants Exercisable at March 31, 2026	3,489,210	54.67

As of March 31, 2026 and June 30, 2025, the warrants exercisable and outstanding have an intrinsic value of $580,554 and $8,102,467, respectively, with a weighted average remaining life of 1 year and 2 years, respectively.

7.	SHARE-BASED PAYMENTS

Option Plan Details

On March 24, 2017, and as amended on November 20, 2020, the Company’s shareholders approved: (i) the adoption of a new stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may, from time to time, in its discretion and in accordance with applicable regulatory requirements, grant to directors, officers, employees and consultants of the Company, non-transferable options to purchase Common Shares, provided that the number of Common Shares reserved for issuance will not exceed twenty percent (20%) of the issued and outstanding Common Shares at the date the options are granted (on a non-diluted and rolling basis); and (ii) the application of the Plan to all outstanding stock options of the Company that were granted prior to March 24, 2017 under the terms of the Company’s previous stock option plan. On December 8, 2025 and December 18, 2024, the Company’s Board of Directors approved the reservation of an additional 300,000 and 60,000 Common Shares under the Plan, respectively.

As of March 31, 2026 and June 30, 2025, there were 216,590 and 41,278 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

The following is a summary of changes in outstanding options from July 1, 2025 to March 31, 2026:

	Number	Weighted Average Exercise Price
Balance at July 1, 2025	61,410	$32.53
Granted	138,150	1.33
Expired/Forfeited	(13,462)	56.29
Balance at March 31, 2026	186,098	$7.57
March 31, 2026:
Vested and exercisable	46,625	$24.59
Unvested	139,473	$1.88

Total expenses arising from share-based payment transactions recognized during the three months ended March 31, 2026 and 2025 were $38,771 and $40,454, respectively, of which $22,287 and $23,854, respectively, was allocated to general and administrative expenses, $15,983 and $15,956, respectively, was allocated to research and development expenses, and $501 and $644, respectively, was allocated to Cost of Goods Sold.

Total expenses arising from share-based payment transactions recognized during the nine months ended March 31, 2026 and 2025 were $84,240 and $92,577, respectively, of which $51,706 and $55,393, respectively, was allocated to general and administrative expenses, $31,447 and $36,172, respectively, was allocated to research and development expenses, and $1,087 and $1,012, respectively, was allocated to Cost of Goods Sold.

Unrecognized compensation cost at March 31, 2026 related to unvested options was $109,344, which will be recognized over a weighted-average vesting period of approximately 1.4 years.

8.	LEASE OBLIGATIONS

The Company is committed to minimum lease payments as follows:

Maturity Analysis	March 31, 2026
$
Year 1	401,445
Year 2	31,323
Year 3	-
Year 4	-
Year 5	-
More than five years	-
Total undiscounted lease liabilities	432,768
Less: imputed interest	(12,621)
Present value of lease liabilities	420,147

Less: Current portion of lease liabilities	(389,381)
Non-current portion of lease liabilities	30,766

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of the Company’s reportable segment. The Company has determined its reportable segment to be the Pharma segment based on the information used by the CODM. Other than cash, cash equivalents and short-term investments (“Unrestricted cash”) balances, the CODM does not regularly review asset information by reportable segment and, therefore, the Company does not report asset information by reportable segment.

The following table presents information about the Company’s reportable segment for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	$	$	$	$
Operating Expenses
Research and development	1,022,630	425,370	2,222,732	2,243,948
General and administrative	1,742,016	1,584,393	4,304,323	4,155,493
Amortization and depreciation	51,707	51,706	156,912	158,289
Foreign exchange loss (gain)	23,168	22,165	62,026	50,608
Total operating expenses	2,839,521	2,083,634	6,745,993	6,608,338

Other Income (Expense)
Interest and other income	47,770	16,565	215,914	104,195
Finance expense	-	-	-	(351,549)

Net loss from continuing operations before taxes	(2,791,751)	(2,067,069)	(6,530,079)	(6,855,692)
Income tax expense	-	-	-	-
Net loss from continuing operations	(2,791,751)	(2,067,069)	(6,530,079)	(6,855,692)

10.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of March 31, 2026, the Company is committed for contract research services and materials at a cost of approximately $0.4 million, expected to occur in the twelve months following period.

Pursuant to the terms of agreements with various vendors, as of June 30, 2025, the Company is committed for contract materials and equipment at a cost of approximately $0.6 million, expected to occur in the twelve months following March 31, 2026.

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

Short-term investments include guaranteed investment certificates, with one year terms, of $41,625 and $43,384 as of March 31, 2026 and June 30, 2025, respectively, that are pledged as security for a corporate credit card.

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

On April 21, 2026, the Company amended the exercise price of 2,151,478 Preferred Investment Options from $2.436 to $0.80.

On April 24, 2026, the Company amended the exercise prices of 153,236 Preferred Investment Option from a weighted average price of $71.21 to $0.80.

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

Overview

We are a pharmaceutical drug development company with a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1 and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. Together with our wholly owned subsidiary, BayMedica, LLC, or BayMedica, we also have significant know-how in developing proprietary manufacturing approaches to produce and sell bulk rare cannabinoids as ingredients for various market sectors, or Products

We have sought to focus on the research and development of preferential signaling ligands of CB1 and CB2, and have produced a library of novel, proprietary drug candidates, or Product Candidates. These Product Candidates are patentable new chemical entities, or NCEs, for pharmaceutical development, aimed at targeting diverse clinical indications. Our current potential pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry Age-Related Macular Degeneration, or dry AMD, and Epidermolysis Bullosa, or EB.

Our INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor, or PPAR, signaling pathway. Across multiple preclinical studies, INM-901’s primary mechanism of action is the reduction of neuroinflammation, with statistically significant effects demonstrated in both ex vivo and in vivo models. Additionally, INM-901 targets several other mechanisms of action offering a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease. More recently, these findings translated into advanced human brain organoid systems, where INM-901 showed significant dose-dependent reductions in key pro-inflammatory markers. Together, these data meaningfully de-risk the program and strengthen confidence as the program advances toward a pre-IND meeting and subsequent human clinical trials.

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

Recent Developments

NASDAQ Delisting Notice

As previously reported, on March 27, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the closing bid price of our common shares over a period of 30 consecutive trading days was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, during the February 11, 2026 to March 26, 2026 period.

In accordance with applicable Nasdaq procedures, we have a period of 180 calendar days following the receipt of the written notice mentioned above to cure the deficiency and regain compliance. The notice has no immediate impact on the listing of our common shares, which will continue to trade on The Nasdaq Capital Market subject to our continued compliance with the other listing requirements of The Nasdaq Capital Market. Our common shares will continue to trade under the symbol “INM”. We intend to monitor the closing share price for our common shares and explore available options to regain compliance.

In the event we do not evidence compliance with the Minimum Bid Price Rule during the 180-day grace period, we may be eligible for an additional 180 calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, to Nasdaq. If it appears to the staff of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we will not be entitled to an additional 180 calendar days grace period and Nasdaq will provide notice to us that our securities will be subject to delisting. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, it is expected that Nasdaq would notify us that our common shares are subject to delisting. If we are notified by Nasdaq that our securities are subject to delisting, we may appeal such determination to a Nasdaq Hearings Panel, or the Panel, but our securities would be automatically suspended from trading on The Nasdaq Capital Market pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that we would be able to evidence compliance with the terms of any extension that may be granted by the Panel.

Delisting from The Nasdaq Capital Market could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our common shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our common shares is “penny stock,” which will require brokers trading in our common shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common shares, and limited amount of news and analyst coverage of us. To the extent that our common shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares.

Wind Down of BayMedica’s Commercial Operations

As previously reported, H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”) in its current form and without further amendment, will have a material negative impact on BayMedica LLC (“BayMedica”), a wholly owned subsidiary of the Company. Specifically, certain aspects of BayMedica’s commercial business and its inventory of rare, non-intoxicating cannabinoids would be prohibited under the Act if it becomes effective as planned on November 12, 2026.

On March 4, 2026, our board of directors ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment (“commercial operations”), which is the only revenue-generating commercial operations of the Company. BayMedica intends to substantially complete the wind down and exit prior to the end of its fiscal year ending June 30, 2026. During the interim period leading to the completion of operational wind down, BayMedica will continue its commercial operations including sales, marketing, limited manufacturing, and logistics. Following the wind down of commercial operations, we will focus exclusively on the development of our Product Candidates, including INM-901 for Alzheimer's disease and INM-089 for dry Age-related Macular Degeneration as they advance towards IND filings and initial human clinical trials.

In connection with the wind down of commercial operations, BayMedica is expected to incur severance and other employee-related costs of approximately $550,000 and expects to incur additional related expenditures of approximately $120,000 through the end of the fiscal year. These expenditures are expected to be reduced by the profits from the sale of BayMedica’s products prior to the completion of operational wind down.

The estimates of the charges and costs that BayMedica expects to incur, and the timing thereof, as well as its revenue expectations, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, BayMedica may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of its commercial operations.

Pharmaceutical Program Updates

In March 2026, we provided a pharmaceutical development outlook for 2026.

2026 Development Priorities for INM-901 included:

●	Conduct a pre-IND meeting with the U.S. Food and Drug Administration in the third quarter of 2026.

●	Continue to execute on IND-enabling pharmacology and toxicology studies.

●	Continued development and scale up of drug substance and product manufacturing activities to support IND enabling studies and submission.

●	Engage regulatory / clinical experts to map out topline clinical design for first in human clinical trials for the INM-901.

●	Subject to regulatory feedback and completion of IND-enabling activities, the Company targets submission of an IND and initiation of a Phase 1 clinical trial in 2027.

Development priorities for INM-089 included:

●	Generation of data supporting continued evaluation of therapeutic potential.

●	Completion of preclinical studies, including dose-ranging assessment, demonstrating dose proportionality and pharmacologically relevant concentration following dosing.

●	Drug substance and drug product process in place to support IND enabling studies, with further optimization expected in advance of IND submission.

●	Planning for a pre-IND meeting with the FDA in Q4 2026.

In March 2026, we announced new preclinical data demonstrating the effects of INM-901 in reducing neuroinflammation in 3D human brain organoid models of Alzheimer’s disease.

These studies, conducted in collaboration with Stem Pharm, Inc. (“Stem Pharm”) using their proprietary platform of human neuro-immune organoids, represent a key step in translating prior animal model results for INM-901 into a human-relevant system, helping to de-risk the INM-901 program ahead of a first-in-human clinical trial.

The in vitro human organoid models represent some of the closest approximations to human brain tissue currently available, incorporating a complex cellular environment relevant to neurodegenerative disease. The organoids are composed of neurons, astrocytes, vascular cells and feature microglia, the brain’s resident immune cells, and can be used to bridge the gap between traditional animal models and human clinical trials.

INM-901 was evaluated in two distinct human 3D organoid models: a general model of neuroinflammation induced with lipopolysaccharide (“LPS”) and interferon-gamma (“IFN-γ”); and, Stem Pharm’s proprietary neuroinflammation Alzheimer’s disease model with specific features observed in Alzheimer’s disease patients.

Key Observations:

●	INM-901 demonstrated significant reduction in neuroinflammation in Stem Pharm’s LPS-induced model and in their Alzheimer’s disease model. A dose-dependent reduction of key pro-inflammatory markers such as IL-6 and IL-8 was seen in both neuroinflammation models.

●	Effects align with prior findings from an in vivo Alzheimer’s model and an ex vivo LPS-induced neuroinflammation model.

●	Provides supportive evidence of mechanistic translation from animal models to human tissue systems.

The consistency of INM-901’s anti-inflammatory effects across in vivo animal models, ex vivo systems and now human 3D brain organoids provide increasing confidence in the compound’s potential to translate into clinical benefit in humans with neuroinflammatory conditions.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery and development of our Product Candidates and include:

●	external research and development expenses incurred under agreements with contract research organizations, CDMOs and consultants;

●	salaries, payroll taxes, employee benefits expenses for individuals involved in research and development efforts;

●	research supplies; and

●	legal and patent office fees related to patent and intellectual property matters.

We expense research and development costs as incurred. We recognize expenses for certain development activities, such as preclinical studies, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

The successful development of our Product Candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the remainder of the development of our Product Candidates or to develop and commercialize additional Products. We are also unable to predict when, if ever, material net cash inflows will commence from our Product Candidates, if approved. This is due to the numerous risks and uncertainties associated with development, including the uncertainty related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	our ability to raise additional funds necessary to complete preclinical and clinical development and commercialization of our Product Candidates, to further advance the development of our manufacturing technologies, and to develop and commercialize additional Products, if any;

●	our ability to maintain our current research and development programs and to establish new ones;

●	our ability to establish sales, licensing or collaboration arrangements;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of materials for use in production of our Product Candidates;

●	our ability to secure manufacturing supply through relationships with third parties or establish and operate a manufacturing facility;

●	our ability to consistently manufacture our Product Candidates in quantities sufficient for use in clinical trials;

●	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;

●	the commercialization of our Product Candidates, if and when approved, and of new Products;

●	our ability to obtain and maintain third-party payor coverage and adequate reimbursement for our Product Candidates, if approved;

●	the acceptance of our Product Candidates, if approved, by patients, the medical community and third-party payors;

●	a continued acceptable safety profile of our Product Candidates following receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of any of Product Candidates would significantly change the costs and timing associated with the development of those Product Candidates.

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

Loss from discontinued operations

Discontinued operations for the three months ended March 31, 2026 and 2025, reflect the results of our former segment BayMedica Commercial.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,			%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$1,023	$425	$598	141%
General and administrative	1,741	1,585	156	10%
Amortization and depreciation	52	52	-	-%
Foreign exchange gain (loss)	23	22	1	5%
Total operating expenses	2,839	2,084	755	36%
Interest and other income	48	17	31	182%
Net loss from continued operations	(2,791)	(2,067)	(724)	35%
Loss from discontinued operations	(175)	(54)	(121)	224%
Net Loss	$(2,966)	$(2,121)	$(845)	40%

Research and Development Expenses

Research and development expenses increased by $0.6 million, or 141%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in research and development expenses was primarily due to higher external contractor and research supply costs.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 10%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is primarily due to an increase in Salaries and Benefits.

Loss from discontinued operations

Loss from discontinued operations was $0.2 million for the three months ended March 31, 2026, compared to a loss of less than $0.1 million for the three months ended March 31, 2025. The decrease is primarily due to lower gross profit and higher general and administrative expenses.

Comparison of the Nine Months Ended March 31, 2026 and 2025

	Nine Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$2,223	$2,244	$(21)	(1)%
General and administrative	4,304	4,155	149	4%
Amortization and depreciation	157	158	(1)	(1)%
Foreign exchange loss	62	51	11	22%
Total operating expenses	6,746	6,608	138	2)%
Interest and other income	216	104	112	108%
Finance expense	-	(352)	352	(100)%
Net loss from discontinued operations	(6,530)	(6,856)	326	(5)%
Income (Loss) from discontinued operations	(191)	482	(673)	(140)%
Net Loss	$(6,721)	$(6,374)	$(347)	5%

General and Administrative Expenses

General and administrative expenses increased by $0.1 million in our Pharma segment, or 4%, for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025. The increase is primarily due to higher legal expenses and severance expenses, offset by a decrease primarily in patent fees, and investor relations fees.

Interest and Other Income

Interest and other income increased by $0.1 million in our Pharma segment, or 108% for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025. The increase primarily results from the increase in our average cash on hand during the current year.

Finance Expense

Finance expenses decreased by $0.4 million in our Pharma segment, or 100% for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025. The decrease relates to the fees incurred pursuant to the SEPA in December 2024.

Loss from discontinued operations

Loss from discontinued operations was $0.2 million for the three months ended March 31, 2026, compared to income of $0.5 million for the nine months ended March 31, 2025. The decrease is primarily due to lower gross profit and higher general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have generated revenue from BayMedica product sales and no sales from any other sources and have incurred significant operating losses and negative cash flows from our operation. We have not yet commercialized any of our Product Candidates and we do not expect to generate revenue from sales of any Product Candidates for several years, if at. We have funded our operations to date primarily with proceeds from the sale of Common Shares.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $5.2 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Net cash used in operating activities	$(5,679)	$(5,988)
Net cash provided by financing activities	94	4,097
Net increase (decrease) in cash and cash equivalents	$(5,585)	$(1,891)

Operating Activities

During the nine months ended March 31, 2026, we used cash in operating activities of $5.7 million, primarily resulting from our net loss of $6.7 million combined with $0.6 million used in changes in our non-cash working capital, partially offset by non-cash amortization expense and share-based compensation expenses.

During the nine months ended March 31, 2025, we used cash in operating activities of $6.0 million, primarily resulting from our net loss of $6.4 million combined with a $0.1 million decrease in changes in our non-cash working capital, partially offset by non-cash expenses contributing to net cash used in operating activities.

Investing Activities

During the nine months ended March 31, 2026 and 2025, cash used in investing activities was $nil, respectively.

Financing Activities

During the nine months ended March 31, 2026, cash used in financing activities of $0.1 million consisted of $0.2 million in gross proceeds from the SEPA, offset by total transaction costs of $0.1 million.

During the nine months ended March 31, 2025, cash provided by financing activities of $4.1 million consisted of $4.4 million in gross proceeds derived from the Amended ATM Agreement and SEPA, offset by total transaction costs of $0.3 million.

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

Through March 31, 2026, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $6.7 million. In addition, we have an accumulated deficit of $124.0 million as of March 31, 2026.

As of the issuance date of these condensed consolidated financial statements, we expect our cash, cash equivalents and short-term investments of approximately $5.2 million as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance its operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We are exploring a number of potential strategic and/or transformative corporate opportunities and transactions, which may include collaborating or partnering with other companies, an acquisition or sale of the company, asset sales or acquisitions, licensing of intellectual property, among others, while continuing to seek additional funding through equity or debt financings and/or from other capital sources. We may not be successful in identifying or consummating any such transaction or obtaining the financing that we need to fund our operations on acceptable terms, or at all, and the terms of any transaction and/or financing we are able to consummate may adversely affect the holdings or the rights of our existing shareholders and/or the value and trading price of our shares.

Our funding requirements and the timing and amount of our operating expenditures will depend largely on:

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our Product Candidates;

●	the scope, progress, results and costs of development of our manufacturing technologies;

●	the number of and development requirements for Product Candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our Product Candidates;

●	our ability to enter into contract manufacturing arrangements for supply of materials and manufacture of our Product Candidates and the terms of such arrangements;

●	the impact of any acquired, or in-licensed, externally developed product(s) and/or technologies;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, and the financial terms of such arrangements;

●	the sales, costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our Product Candidates for which we may receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

●	expansion costs of our operational, financial and management systems and increases to our personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a dual listed company;

●	the costs to obtain, maintain, expand and protect our intellectual property portfolio; and

●	the level and timing of realizing revenues from the BayMedica commercial operations.

A change in the outcome of any of these, or other variables with respect to the development of any of our Product Candidates, could significantly change the costs and timing associated with their development. We will need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial revenues from either our Product Candidates, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, or Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Product Candidates that we would otherwise prefer to develop and market ourselves.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report, with the exception of the Patent License Matter previously reported in our Form 10-Q for the quarterly period ended December 31, 2025, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcomes, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 15, 2021, BayMedica entered into an exclusive technology license agreement (the “Agreement”) with a third party (the “Licensor”) pursuant to which it agreed to license a proprietary process in the United States where the Licensor has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. The royalty payments were to be made for the period beginning on the first commercial sale of the licensed product and ending on the later of the expiration of the Licensor’s patent rights or ten years after the first commercial sale of such licensed product. On April 29, 2025, BayMedica received a letter from the Licensor stating its intention to commence arbitration proceedings pursuant the Agreement, together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are meant to function as guaranteed annual minimum payments required to be made for the duration of the Agreement regardless of net sales. The Licensor seeks relief against BayMedica including (a) approximately $3.4 million in annual payments for the years 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain guaranteed annual minimum payments of approximately $2.3 million for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the agreement. BayMedica vehemently contests the Licensor’s interpretation of the Agreement and its position in the Patent License Matter and intends to take all necessary steps to vigorously defend the Patent License Matter.

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

ITEM 1A. RISK FACTORS.

We are winding down our only revenue-generating business segment, which creates substantial uncertainty regarding our liquidity, results of operations, prospects, and ability to continue as a going concern.

On March 4, 2026, our board of directors ratified BayMedica’s decision to wind down and exit its commercial operations. We intend to substantially complete the wind down prior to June 30, 2026, while continuing limited commercial activities in the interim. The wind down may take longer or cost more than anticipated, and we may not realize expected savings, proceeds or strategic benefits. We expect to incur approximately $550,000 in severance and other employee-related costs and approximately $120,000 in additional related expenditures through the end of the fiscal year, partially offset by profits from product sales prior to completion; we may also incur other charges and may be unable to exit or assign contracts on acceptable terms. As a result, our liquidity, cash flows, results of operations, and financial condition are subject to significant uncertainty, and there can be no assurance that we will be able to fund operations or meet obligations as they come due.

Because BayMedica’s commercial operations is our only revenue-generating business segment, our ability to comply with debt covenants and other financial maintenance requirements may be adversely affected, and we may be unable to monetize assets on terms and timing that support our liquidity needs. The wind down may negatively affect our workforce and internal controls, and our reduced revenues and potential losses could affect our access to capital. Execution of the wind down and the corresponding transition depends on numerous assumptions and external factors, and delays or shortfalls could further increase costs, reduce liquidity, and adversely affect our ability to pursue strategic opportunities. There can be no assurance that we will successfully transition to a new business model or generate sustainable revenues or profitability in the future; if we cannot, our business, financial condition, results of operations, and prospects would be materially and adversely affected, and we may need to undertake additional restructuring or other actions that could be dilutive or otherwise detrimental to investors.

Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported, on March 27, 2026, we received a written notice from the Listing Qualifications Department of Nasdaq, notifying us that the closing bid price of our common shares over a period of 30 consecutive trading days was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), during the February 11, 2026 to March 26, 2026 period.

In accordance with applicable Nasdaq procedures, we have a period of 180 calendar days following the receipt of the written notice mentioned above to cure the deficiency and regain compliance. The notice has no immediate impact on the listing of our common shares, which will continue to trade on The Nasdaq Capital Market subject to our continued compliance with the other listing requirements of The Nasdaq Capital Market. Our common shares will continue to trade under the symbol “INM”. We intend to monitor the closing share price for our common shares and explore available options to regain compliance.

In the event we do not evidence compliance with the minimum bid price rule during the 180-day grace period, we may be eligible for an additional 180 calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, to Nasdaq. If it appears to the staff of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we will not be entitled to an additional 180 calendar days grace period and Nasdaq will provide notice to us that our securities will be subject to delisting. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, it is expected that Nasdaq would notify us that our common shares are subject to delisting. If we are notified by Nasdaq that our securities are subject to delisting, we may appeal such determination to the Panel, but our securities would be automatically suspended from trading on The Nasdaq Capital Market pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that we would be able to evidence compliance with the terms of any extension that may be granted by the Panel.

Delisting from The Nasdaq Capital Market could materially and adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our securities, including our common shares. The actual or threatened delisting of our securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our common shares is “penny stock,” which will require brokers trading in our common shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common shares, and limited amount of news and analyst coverage of us. To the extent that our common shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares.

Furthermore, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common shares are currently listed on The Nasdaq Capital Market, such securities will be deemed covered securities. Although the states will be preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, if we were no longer listed on The Nasdaq Capital Market, our securities would not be covered securities and we would be subject to regulations in each state in which we offer our securities. Upon a delisting of our common shares, this offering would immediately terminate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Sabby Preferred Investment Option Amending Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 27, 2026).

10.2	Form of Wainwright Preferred Investment Option Amending Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on April 27, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: May 6, 2026	By:	/s/ Netta Jagpal
Chief Financial Officer