Form 10-K
period 2026-06-30
InMed Pharmaceuticals Inc.
filed 2026-09-09
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

Suite 1800 – 500 West Georgia St., Vancouver, British Columbia, Canada	V6B 0M3
(Address of principal executive office)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	INM	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Registrant was $2,967,434.

On September 2, 2026, there were 5,493,735 shares of the registrant’s common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 annual general and special meeting of shareholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 30, 2026, are incorporated herein by reference into Part III of this Annual Report (as defined below).

InMed Pharmaceuticals Inc.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which are included but are not limited to statements with respect to InMed Pharmaceuticals Inc.’s (the “Company” “InMed”, “we”, “our”, or “us”) anticipated results and progress of our operations, research and development in future periods, plans related to its business strategy, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, “budget”, “possible”, “should”, “future”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of this Annual Report, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, and the following:

●	Our ability to stem operating losses;

●	Our ability to successfully identify and consummate strategic and/or transformative corporate opportunities, including the proposed merger transaction with Mentari Therapeutics, Inc., a Delaware corporation (“Mentari”), and transactions to obtain the additional financing that we need to fund our operations;

●	Our ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. We have created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it may be a potential manufacturing method in the future which could reduce the need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to secure insurance coverage for clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) global trade tensions; (ii) the Russo-Ukrainian war and (iii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The outcome of any legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities, including our ongoing matter with a third-party licensor; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum bid price rule, and the actual or threatened delisting of our securities by Nasdaq.

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

Overview

We are a pharmaceutical drug development company with a pipeline of proprietary small molecule drug candidates that are preferential signaling ligands of the endogenous CB1 and CB2 receptors as well as other receptor targets linked to human disease. CB1 and CB2 receptors are each part of the endocannabinoid system that is found throughout the human body and is responsible for many homeostatic functions. CB1 receptors are primarily located in the brain and central nervous system, while CB2 receptors are involved in modulating neuroinflammation and immune responses. Our research efforts target the treatment of diseases with high unmet medical needs. On March 4, 2026, the InMed Board ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment, which constitutes the only revenue-generating commercial operations of InMed. As of June 30, 2026, BayMedica had wound down all of its operating activities, and had two remaining employees who departed on July 31, 2026, as well as a commercial lease which will terminate at the end of August. Following the wind down of commercial operations, InMed’s remaining activities have consisted of preclinical development of its Product Candidates, including INM-901 for Alzheimer’s disease, INM-089 for dry Age-related Macular Degeneration or dry AMD, and INM-755 (cannabinol) cream. InMed does not currently intend to devote significant resources to advancing these Product Candidates, and any further development of them would require InMed to obtain additional financing, of which there can be no assurance.

We have sought to focus on the research and development of preferential signaling ligands of CB1 and CB2, and have produced a library of novel, proprietary drug candidates, or Product Candidates. These Product Candidates are patentable new chemical entities, or NCEs, for pharmaceutical development, aimed at targeting diverse clinical indications. Our current potential pharmaceutical pipeline consists of three programs, with drug candidates targeting Alzheimer’s disease, dry AMD, and Epidermolysis Bullosa, or EB.

Our INM-901 is a proprietary small molecule, disease modifying drug candidate being developed as a potential treatment for Alzheimer’s disease. INM-901 has multiple potential mechanisms of action as a preferential signaling agonist for both CB1 and CB2 receptors, as well as impacting the peroxisome proliferator-activated receptor, or PPAR, signaling pathway. Across multiple preclinical studies, INM-901’s primary mechanism of action is the reduction of neuroinflammation, with statistically significant effects demonstrated in both ex vivo and in vivo models. Additionally, INM-901 targets several other mechanisms of action, offering a unique treatment approach targeting several biological pathways associated with Alzheimer’s disease. More recently, these findings translated into advanced human brain organoid systems, where INM-901 showed significant dose-dependent reductions in key pro-inflammatory markers. Together, these data meaningfully de-risk the program and strengthen confidence as the program advances toward a pre-IND meeting and subsequent human clinical trials. In the event that the Merger is not consummated, InMed’s development priorities for INM-901, subject to financing transactions to fund operations, include conducting a currently scheduled pre-IND meeting with the FDA in the third quarter of calendar 2026, continuing to execute on IND-enabling pharmacology and toxicology studies, continued development and scale up of drug substance and product manufacturing activities, and engaging regulatory and clinical experts to map out topline clinical design for first in human clinical trials. Furthermore, subject to regulatory feedback and financing transactions to fund completion of IND-enabling activities, InMed targets submission of an IND and initiation of a Phase 1 clinical trial in calendar 2027.

Outcomes from our ocular research, based on the proprietary small molecule INM-089, indicate potentially promising neuroprotective effects in the back of the eye, which may lead to the preservation of retinal function. Neuroprotection in dry AMD remains an unmet medical need and a new treatment option may help solve this multifactorial disease. In the event that the Merger is not consummated, InMed’s development priorities for INM-089, subject to financing transactions to fund operations, include generation of data supporting continued evaluation of therapeutic potential, completion of preclinical studies including dose-ranging assessment demonstrating dose proportionality and pharmacologically relevant concentration following dosing, drug substance and drug product process development to support IND-enabling studies, and planning for a pre-IND meeting with the FDA in early calendar 2027.

We have completed a Phase 2 clinical trial of INM-755 (cannabinol) cream studying its safety and efficacy in treating symptoms related to EB. Results from the Phase 2 clinical trial showed a positive indication of enhanced anti-itch activity for INM-755 cream versus the control cream alone in an exploratory clinical evaluation. While previous business development initiatives have been unsuccessful, we are open to strategic partnership opportunities for INM-755 in EB and other itch-related skin conditions.

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

Corporate Information

We were originally incorporated in the Province of British Columbia, under the Business Corporations Act (British Columbia) (the “BCBCA”), on May 19, 1981 (the “Incorporation Date”), and we have undergone a number of executive management, corporate name and business sector changes since such Incorporation Date, ultimately changing our name to “InMed Pharmaceuticals Inc.” on October 6, 2014. Our principal mailing address is InMed Pharmaceuticals Inc., c/o Norton Rose Fulbright Canada LLP, Suite 1800, 500 West Georgia St, Vancouver, British Columbia, Canada V6B 0M3 and our telephone number is +1-604-669-7207. As of August 31, 2026, we no longer occupy executive office space. Our website is https://www.inmedpharma.com. The information that is contained on, or that may be linked to or accessed through our website, is not incorporated, in whole or in part, into this Annual Report in any respect. We have included our website address in this Annual Report solely as an inactive textual reference.

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has 20 to 30+ years of industry experience, including our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and SVP of Preclinical Drug Development. Together, this management team has covered the spectrum of pharmaceutical drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization of pharmaceutical products. Additionally, the management team has significant experience in company formation, capital raises, mergers and acquisitions, business development, and sales and marketing in the pharmaceutical and other industries. Our Board is constituted of individuals with significant experience in the pharmaceutical and biotechnology industries. As of September 1, 2026, inclusive of our management team, we had 6 full-time employees, and we also utilize the services of several consultants. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that we maintain strong relations with our employees.

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

Examples of Current treatments in Neurodegenerative Diseases

Brand	Company	Mechanism of Action	Status
Aducanumab (Aduhelm™)	Biogen	Anti-amyloid beta target both insoluble and soluble aggregates	Approved June 2021, discontinued November 2024
Lecanemab (Leqembi ®)	Biogen/ Eisai	Anti-amyloid beta, electively binds to large, soluble Aβ protofibrils	Approved July 2023
Donanemab (Kisunla™)	Eli Lilly	Anti-amyloid beta, target pyroglutamated AB in plaques	Approved July 2024
Gantenerumab	Roche	Anti-amyloid beta, target aggregated forms of AB including oligomers and plaques	Phase 3 failed November 2022
Remternetug (LY3372993)	Eli Lilly	Anti-tau, O-GlcNAcase Inhibitor	Phase 3
BIIB080	Biogen	Anti-Tau, antisense oligonucleotide (ASO)	Phase 2 Completed; advancing toward Phase 3
Semorinemab	Genentech	Anti-tau	Phase 2 Failed

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

Furthermore, we have shown successful completion of pharmacokinetic (“PK”) studies in large animal models for its Alzheimer’s disease candidate INM-901. Over a seven-day dosing period, the studies demonstrated robust bioavailability in in vivo models. INM-901 achieved what is anticipated to be therapeutic levels of systemic exposure, supporting its potential utility in neurodegenerative disorders such as Alzheimer’s disease.

In addition, neurological assessments evaluating general attitude, behavior, and motor function revealed no adverse neural or behavioral effects, reinforcing the compound’s favorable profile and supporting its continued advancement toward first-in-human clinical trials.

Additionally, we have shown reduction of neuroinflammation in 3D human brain organoid models of Alzheimer’s disease. INM-901 demonstrated significant reduction in neuroinflammation in Stem Pharm’s LPS-induced model and in their Alzheimer’s disease model. A dose-dependent reduction of key pro-inflammatory markers such as IL-6 and IL-8 was seen in both neuroinflammation models. Effects align with prior findings from an in vivo Alzheimer’s model and an ex vivo LPS-induced neuroinflammation model. Provides supportive evidence of mechanistic translation from animal models to human tissue systems.

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

INM-901 Next Steps

In the event that the Merger is not consummated, InMed’s development priorities for INM-901, subject to financing transactions to fund operations, include:

●	Integrating results from a pre-IND meeting with the U.S. Food and Drug Administration in the third quarter of 2026 into our development plans;

●	Continue to execute on IND-enabling pharmacology and toxicology studies;

●	Continued development and scale up of drug substance and product manufacturing activities to support IND enabling studies and submission;

●	Engage regulatory / clinical experts to map out topline clinical design for first in human clinical trials for the INM-901; and

●	Subject to regulatory feedback and completion of IND-enabling activities, InMed targets submission of an IND and initiation of a Phase 1 clinical trial in 2027.

Key Milestones

●	November 2021 — we announced the filing of an international patent application demonstrating neuroprotection and enhanced neuronal function using a rare cannabinoid for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease, Parkinson’s Disease, Huntington’s Disease and others. This Patent Cooperation Treaty (PCT) application, entitled “Compositions and Methods for Treating Neuronal Disorders with Cannabinoids”, specifies a rare cannabinoid that may inhibit or slow the progression of neurodegenerative diseases by providing neuroprotection in a population of affected neurons. Furthermore, the PCT application also demonstrates the subject cannabinoid compound can also be used to promote neurite outgrowth, signifying the potential to enhance neuronal function. The rare cannabinoid included in the PCT application is new to InMed’s portfolio.

●	November 2022 — we announced announces the launch of its neurodegenerative disease program (INM-900 series), investigating the effects of cannabinoid analogs in diseases such as Alzheimer’s, Huntington’s and Parkinson’s. In addition, Dr. Ujendra Kumar of the Faculty of Pharmaceuticals Sciences at UBC has been awarded an Alliance grant from NSERC, with InMed as the named industry partner. The funding will support the research and development studies of InMed’s cannabinoid pharmaceutical candidates, investigating their potential therapeutic effects in neurodegenerative diseases. The collaboration project is entitled “Pharmacological Characterization of Phytocannabinoids and the Endocannabinoid System”.

●	June 2023 — we announced that results from a neurodegenerative disease study was presented in a scientific poster at the Canadian Neuroscience Meeting in Montreal from May 28-31, 2023. The InMed sponsored research, entitled “Cannabinoids modulate cytotoxicity and neuritogenesis in Amyloid-beta-treated neuronal cells”, demonstrated the ability of a specific rare cannabinoid (“pCBx”) in our INM-900 series of potential candidates that reduces amyloid toxicity and tau protein expression while enhancing neuronal cell growth and neuritogenesis markers in vitro, all considered to be important targets in the potential treatment of neurodegenerative diseases such as Alzheimer’s.

●	October 2023 — we announced the selection of a lead Alzheimer’s disease drug candidate, named INM-901, following positive results from several proof-of-concept studies in a validated Alzheimer’s disease treatment model. InMed will be advancing INM-901, a cannabinoid analog, in its pharmaceutical drug development program. In vitro Alzheimer’s disease studies showed that INM-901 treated groups display neuroprotection and extended neurite length, a potential marker for improved neuronal function. INM-901 treated groups in an in vivo Alzheimer’s disease model demonstrated improved behavioral, cognitive and memory outcomes in several Alzheimer’s proof-of-concept studies.

●	April 2024 — we announced additional preclinical data demonstrating INM-901’s positive pharmacological effects in the potential treatment of Alzheimer’s Disease (“AD”). Additionally, the studies demonstrated INM-901 is a preferential signaling agonist of the CB1and CB2 receptors and impacts the PPAR signaling pathway, reduced neuroinflammation and improved neuronal function, and that mRNA data supports the observations made in the previously released behavior studies in locomotor activity, cognition and memory.

●	April 2024 — we announced the addition of Dr. David G. Morgan, a renowned leader in neurodegenerative disease to its Scientific Advisory Board (“SAB”) reinforcing our commitment to advancing it’s INM-901 program in the treatment of Alzheimer’s disease.

●	July 2024 — we announced positive results from initial data sets from a long-term (7 months of dosing) in vivo preclinical Alzheimer’s Disease (“AD”) study of INM-901 which confirms previously reported findings from a short-term (3 months of dosing) pilot study. This long-term dosing study was conducted using the 5xFAD amyloidosis model with extended dosing duration and increased sample size as compared to the short-term study. All assessments of the INM-901-treated AD groups showed a positive trend towards behavior similar to the untreated disease-free group, with most assessments demonstrating a clear dose response. Furthermore, INM-901-treated AD groups achieved a statistically significant improvement in certain behavior criteria in comparison to the placebo-treated AD groups.

●	August 2024 — we confirmed INM-901 as an oral formulation that will be utilized in its development programs for Alzheimer’s disease. Preclinical studies have demonstrated that INM-901, a proprietary small molecule drug candidate, can be administered orally and achieve therapeutic levels in the brain comparable to those obtained through intraperitoneal (“IP”) injection, which is a common route of administration for preclinical investigation of neurodegenerative diseases.

●	October 2024 – we announced the appointment of Dr. Barry Greenberg to its Scientific Advisory Board. Dr. Greenberg is the Director of the Alzheimer’s Disease Translational Center and an Associate Professor in the Department of Neurology at the Johns Hopkins University School of Medicine.

●	October 2024 – we filed an additional international patent application, under the Patent Cooperation Treaty (PCT), focused on the pharmaceutical composition and method of use for the proprietary small molecule drug candidate INM-901 for treating neurodegenerative diseases, including Alzheimer’s disease.

●	January 2025 – we announced positive results from a long-term in vivo preclinical Alzheimer’s Disease (‘AD’) study. In the study, INM-901 demonstrated a reduction in several plasma and brain markers of neuroinflammation, a recognized contributor to Alzheimer’s disease development and progression.

●	June 2025 – we announced new preclinical data demonstrating that INM-901 significantly reduces inflammation in ex vivo models of neuroinflammation, further supporting its potential as a therapeutic candidate in Alzheimer’s disease. The study evaluated INM-901 in an ex vivo model of lipopolysaccharide (LPS)-induced inflammation in animal brain tissue, which is designed to induce a strong expression of pro-inflammatory cytokines IL-6, IL-1β, IL-2, and KC/Gro and inflammasome marker NLRP3. Results demonstrated that INM-901 treatment can reduce pro-inflammatory cytokines and may have a direct impact on neuroinflammation independent of the influence of amyloid beta or tau aggregation. This study model offers insight into INM-901’s potential therapeutic impact on brain inflammation that may underlie a broad range of neurodegenerative diseases, including Alzheimer’s disease.

●	July 2025 – we presented new preclinical data from its INM-901 program at the Alzheimer’s Association International Conference (AAIC) 2025, the world’s leading forum for Alzheimer’s disease (“AD”) and dementia research. Data was presented in a scientific poster entitled, “Therapeutic Potential of INM-901 in Mitigating Alzheimer’s Disease Pathology: Insights from a Long-term 5xFAD Mouse Model Study”. The Alzheimer’s disease preclinical study measured hippocampal RNA expression, inflammatory markers, immunohistochemistry and behavioral differences following long-term treatment with INM-901 and as compared to healthy and to untreated diseased subjects in a well-established model.

●	November 2025 – we announced the successful completion of pharmacokinetic (“PK”) studies in large animal models for its Alzheimer’s disease candidate INM-901. Over a seven-day dosing period, the studies demonstrated robust bioavailability in in vivo models. INM-901 achieved what is anticipated to be therapeutic levels of systemic exposure, supporting its potential utility in neurodegenerative disorders such as Alzheimer’s disease.

In addition, neurological assessments evaluating general attitude, behavior, and motor function revealed no adverse neural or behavioral effects, reinforcing the compound’s favorable profile and supporting its continued advancement toward first-in-human clinical trials.

●	March 2026 – we announced new preclinical data demonstrating the effects of INM-901 in reducing neuroinflammation in 3D human brain organoid models of Alzheimer’s disease. The in vitro human organoid models represent some of the closest approximations to human brain tissue currently available, incorporating a complex cellular environment relevant to neurodegenerative disease. The organoids are composed of neurons, astrocytes, vascular cells and feature microglia, the brain’s resident immune cells, and can be used to bridge the gap between traditional animal models and human clinical trials.

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

A Major Unmet Medical Need for New AMD Treatments

Until recently, there were no approved pharmaceutical treatments for people with dry age-related macular degeneration, which accounts for about 80-90% of AMD cases.

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

Treatments approved or in late-stage development for Geographic Atrophy (advanced dry AMD)

Brand	Company	Mechanism of Action	Status
Syforvre®	Apellis Pharmaceuticals	Complement C3 inhibitor	Approved February 2023
Izervay®	Iveric	Complement C5 inhibitor	Approved August 2023
Tinlarebant	Belite Bio	Targets retinol binding protein 4 (RBP4)	NDA
ANX007	Annexon Biosciences	Anti-C1q antibody	Phase 3
IONIS-FB-LRx / RG6299	Ionis /Roche	Anti-sense complement factor B inhibitor	Phase 3
Danicopan (ALXN2040)	Alexion	Complement Factor D inhibitor	Phase 2

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

INM-089 Next Steps

In the event that the Merger is not consummated, InMed’s development priorities for INM-089, subject to financing transactions to fund operations include:

●	Generation of data supporting continued evaluation of therapeutic potential.

●	Completion of preclinical studies, including dose-ranging assessment, demonstrating dose proportionality and pharmacologically relevant concentration following dosing.

●	Drug substance and drug product process in place to support IND enabling studies, with further optimization expected in advance of IND submission.

●	Planning for a pre-IND meeting with the FDA.

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

The active ingredient in INM-755, CBN, is an agonist for both CB1 and CB2 receptors, with a higher affinity for CB2, which means it should have a greater effect on the immune system than on the central nervous system. The distribution of CB1 and CB2 receptors in sensory nerves and inflammatory cells in the skin makes it an attractive pharmaceutical agent for dermal treatments in medical conditions characterized by inflammation and pain.

Summary of Completed Clinical Trials

Phase 1 Clinical Trials (Studies 755-101-HV and 755-102-HV)

A regulatory application to support our first Phase 1 clinical trial in healthy volunteers with INM-755 (755-101-HV) was submitted November 4, 2019, and approved December 6, 2019, in the Netherlands. The initial Phase 1 clinical trial evaluated the safety, tolerability, and pharmacokinetics of INM-755 cream in 22 healthy volunteers with normal, intact skin; the volunteers had cream applied once daily for a period of 14 days. All subjects in this first clinical trial completed treatment and evaluations by March 27, 2020. Database completion and data analyses were delayed by pandemic restrictions. Study results were reported November 25, 2020. A blinded interim safety review from the first 16 subjects in this Phase 1 clinical trial were included in a regulatory application that was approved April 17, 2020, for a second Phase 1 clinical trial of 8 healthy volunteers to test the local safety and tolerability of applying sterile INM-755 cream to small wounds once daily for 14 days. As with the initial Phase 1 trial, the second clinical trial (755-102-HV) was conducted with two different drug concentrations and a vehicle control. Enrollment began in early July 2020, and the clinical trial completed treatment and evaluations at the end of September 2020. Study results were reported January 8, 2021.

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

The goal of the Phase 2 study was to obtain safety and preliminary efficacy of INM-755 cream in treating symptoms and wound healing in patients with EB, using a within-patient design in which matched index areas were randomized to INM-755 cream or vehicle (no drug) cream in a blinded manner. A target of up to 20 patients were to be enrolled with treatment for 28 days, the longest period supported by non-clinical toxicology studies.

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

Key Milestones for the EB Program:

●	April 2020 — we announced clinical trial application approval in the Netherlands for Study 755-102-HV, a randomized, double-blind, vehicle-controlled Phase 1 study designed to evaluate the safety and tolerability of INM-755 (two strengths) applied daily for 14 days on epidermal wounds in 8 healthy volunteers.

●	November 2020 — we announced the top-line results of Study 755-101-HV (“Study 101”). Study 101 was a randomized, vehicle-controlled, double-blind, Phase 1 trial, which examined the safety and tolerability of two strengths of INM-755 cream on intact skin in 22 healthy adult volunteers over a 14-day treatment period. The Study 101 results indicate that INM-755 was safe and well-tolerated on intact skin, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. Drug concentrations in the blood were very low, as expected.

●	January 2021 — we announced the top-line results of Study 755-102-HV (“Study 102”). Study 102 was a randomized, double-blind, vehicle controlled, single-center study, in 8 healthy adult volunteers to test the tolerability of 14 days of application of the INM-755 cream on epidermal wounds under treatment procedures designed to simulate wound care for Epidermolysis Bullosa (“EB”) patients with open wounds. Results of Study 102 indicate that INM-755 cream was safe and well-tolerated on induced open epidermal wounds, caused no systemic or serious adverse effects. In addition, there were no subject withdrawals due to adverse events. These data from Study 101 and Study 102 support moving forward into clinical trials in patients with EB.

●	April 2021 — we announced that we filed Clinical Trial Applications (“CTAs”) in Austria, Israel and Serbia as part of a Phase 2 clinical trial of INM-755 (cannabinol) cream in EB. Additional CTAs for 755-201-EB (the ‘201 study) will be submitted to National Competent Authorities (“NCAs”) and Ethics Committees (“ECs”) in France, Germany, Greece, and Italy in the coming weeks.

●	September 2021 — we announced commencement of a Phase 2 clinical trial, the 755-201-EB study, of INM-755 (cannabinol) cream in the treatment of EB, marking the first time cannabinol has advanced to a Phase 2 clinical trial to be studied as a therapeutic option to treat a disease. The 755-201-EB study is designed to enroll up to 20 patients. InMed will evaluate the safety of INM-755 (cannabinol) cream and its preliminary efficacy in treating symptoms and wound healing over a 28-day treatment period. All four subtypes of inherited EB; EB Simplex, Dystrophic EB, Junctional EB, and Kindler Syndrome are eligible for this study.

●	July 2022 — we announced, based on the safety data of the first five adult patients who completed treatment with INM-755 CBN cream for the treatment of symptoms in the Phase 2 clinical trial, an independent Data Monitoring Committee agreed it was safe to allow the enrollment of adolescent patients, defined as persons aged twelve to seventeen.

●	March 2023 — we announced we had concluded enrollment of our Phase 2 clinical trial using investigational drug INM-755 cannabinol (“CBN”) cream for the treatment of patients with EB. The Phase 2 study enrolled 19 of its targeted 20 patients.

●	June 2023 — we announced safety and efficacy results from the Phase 2 clinical trial (755-201-EB) for the treatment of symptoms in patients with EB.

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

The patent methodologies listed above will be designed with the intention to maximize the protection of our multi-faceted approach to developing novel cannabinoid medicines. We typically file patent applications in US, Canada, the European Patent Office (“EP”) and other selected commercially significant foreign jurisdictions.

InMed Patent Portfolio – August 2026

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number – Patent Nos.	Earliest Potential/ Patent Expiry[2]	Jurisdictions - Status
Metabolic engineering of E. coli for the biosynthesis of cannabinoid products	Manufacturing Process	InMed, UBC[1]	PCT Application filed 09/05/2018	WO2019/046941 AU 2018329232 JP 7845820 US 12077802	2038	Granted: AU, JP, US Pending: EP
Compositions and methods for biosynthesis of terpenoids or cannabinoids in a heterologous system	Manufacturing Process	InMed, UBC[1]	PCT Application filed 3/6/2020	WO2020/176998 JP 7737901	2040	Granted: JP Pending: CA, EP, JP, US

Ocular drug delivery formulation (Hydrogel)	Formulation, Use	InMed	PCT Application filed 05/08/2018	WO2018/205022 AU 2018266262 CA 3062904 EP 3621656 IN 426267 JP 7323458 SG 11201910450S US 12083229	2038	Granted: AU, EP, IN, JP, SG, US Pending: CA (allowed)
Compositions and methods for use of cannabinoids for neuroprotection	Use	InMed	PCT Application filed 04/24/2020	WO2020/215164 AU 2020261515 IL 287536 JP 7633179 MX 430971	2040	Granted: AU, IL, JP, MX Pending: CA, CN, EP, SG, US, ZA
Topical formulations of cannabinoids and use thereof in the treatment of pain	Formulation, Use	InMed	PCT Application filed 09/21/2018	WO2019/056123 US 12357604	2038	Granted: US Pending: EP
Use of topical formulations of cannabinoids in the treatment of epidermolysis bullosa and related connective tissue disorders	Use	InMed	PCT Application filed 05/04/2017	WO2017/190249 AU 2017260706 CA 3023049 IL 262702 JP 7054691 JP 7342183 US 12042479	2037	Granted: AU, IL, JP, JP, US Pending: CA (allowed)
Compositions and methods for treating neuronal disorders with cannabinoids	Use	InMed	PCT Application filed 10/21/2022	WO 2022/082313	2041	Pending: CA, CN, EP, IL, JP, MX, US
Compositions and Methods for Use of Cannabinol Compounds in Neuroprotection	New Chemical Entity, Composition, Use	InMed	PCT Application filed 5/8/2024	WO 2025/090133	2043	Pending: AU, CA, CN, EP, IL, JP, KR, MX, US
Cannabinoids Compounds and Methods for Treatment	Composition, Use	InMed	PCT Application filed 10/23/2024	WO 2025/090587	2043	Pending: AU, CA, CN, EP, IL, JP, KR, MX, US

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others. Patents typically expire 20 years from their filing dates, if granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

1	UBC is a co-inventor and has assigned all commercial rights to InMed in exchange for a royalty of less than 1% on sales revenues from products utilizing cannabinoids manufactured using the technology and a single digit royalty on any sub-licensing revenues.

BayMedica Patent Portfolio – August 2026

Subject Matter	Scope	Ownership/ Origin	Filing Status / Filing Date	Patent Reference Number	Earliest Potential/ Patent Expiry[2]	Jurisdictions
Recombinant production systems for prenylated polyketides of the cannabinoid family	Manufacturing Process	BayMedica	PCT Application filed 05/10/2018	WO2018/209143 AU 2018265408 IN 583395 US 10837031 US 11555211 MX 411852	2038	Granted: AU, US, US, MX Pending: AU, CA, CN, EP
Cannabinoid analogs and methods for their preparation	New Chemical Entity; Manufacturing Process	BayMedica	PCT Application filed 10/31/2019	WO2020/092823 AU 2019371379 CN ZL201980087003.4 IL 282822 IN 570335 JP 7817830 MX 417531 US 12617747	2039	Granted: AU, CN, IL, IN, JP, MX, US Pending: AU, CA, CN, EP, IL, IN, JP, US
Preparation of cannabichromene and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 12/23/2020	WO2021/133989 JP 7761564 US 12637439	2040	Granted: JP, US Pending: CA, CN, EP, IN
Genetically modified yeast for the production of cannabigerolic acid, cannabichromenic acid and related cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2021	WO2021/150636 JP 7875122 US 12723270	2041	Granted: JP, US Pending: CA, EP, IN
Acyl activating enzymes for preparation of cannabinoids	Manufacturing Process	BayMedica	PCT Application filed 01/20/2022	WO2022/159589	2042	Pending: CA, IN, US

PCT = Patent Cooperation Treaty. Members in this treaty includes over 150 countries including USA, Canada, Europe and others. Patents typically expire 20 years from their filing dates. If granted, the patent expiry may be extended by patent agencies and/or health regulatory authorities.

As of August 2026, we have a total of thirteen patent families covering the following areas:

●	Six patent families covering novel methods for treating diseases including two for our INM-755 program (WO/2017/190249 and WO/2019/056123), one for our INM-088 program (WO/2020/215164), two for treating neurodegenerative diseases for our INM-901 program (WO/2022/082313, PCT/US2024/052535) and one for our INM-089 program (PCT/US2024/028445). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2037-2043. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions;

●	Eight patent families covering manufacturing process for cannabinoids of interest (WO2019/046941, WO2020/176998, WO2018/209143, WO2020/092823, WO2020/102430, WO2021/133989, WO2021/150636 and WO2022/159589). If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038-2042. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include the adjustments or extensions; and

●	One patent family covering delivery technology for the ocular program (WO/2018/205022).

If these patents applications are granted and all maintenance fees or annuities are paid, these patents are expected to expire in 2038. In some situations, the patent may be eligible for adjustment or extension of the patent terms due to delay in the patent office during the prosecution phase. The expiration date above does not include adjustments or extensions.

The Patent Cooperation Treaty (“PCT”) is an international patent law treaty, which provides a unified procedure for filing patent applications to protect inventions in each of its member states. There are 151 member countries within the PCT, enabling near-global patent coverage through successful patent prosecution in the U.S., Japan, Europe, Canada, Australia, New Zealand, China, Brazil, Russia, India and many other countries. We have several filed patent applications currently either in the provisional stage or PCT stage of review as shown above. None have been granted to date. We retain full commercial rights to all these patents with any exceptions noted in the above table.

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

Other U.S. Healthcare Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which apply only to approved products, include: (i) federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid; (ii) federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; (iii) the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the FDCA, which among other things, strictly regulates marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use, and regulates the distribution of samples; (v) federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; (vi) federal transparency law, which requires pharmaceutical companies to report certain payments to healthcare providers; (vii) state laws and regulations analogous to the above; and (viii) laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act (“FCPA”) (as defined below), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the European Union (“EU”) and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

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

●	Failure to complete, or delays in completing, the potential Merger could materially and adversely affect our results of operations, business, financial results, and/or the price of our common shares.

●	If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

●	Our prospects depend on the success of our Product Candidates, which are in the early stages of development with a statistically high probability of failure and are subject to lengthy, time-consuming and inherently unpredictable regulatory processes.

●	If clinical trials of our Product Candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.

●	We intend to expend our limited resources to pursue our Product Candidates for certain indications and may fail to capitalize on other Product Candidates or other indications for our Product Candidates that may be more profitable or for which there is a greater likelihood of success.

●	Our Product Candidates contain compounds that may be classified as “controlled substances”, the use of which may generate public controversy and restrict their development or commercialization.

●	Any actual or threatened delisting of our securities by Nasdaq due to our inability to satisfy applicable listing standards, including compliance with the minimum bid price rule, could have a material and adverse effect on our business, operations and financial condition, and the liquidity and value of our securities.

●	Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

●	Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to, among other things, sanctions, penalties, damages, reputational harm and diminished profits and future earnings.

●	Our insurance may be insufficient to cover losses that may occur as a result of our operations.

●	There may be changes in laws, regulations and guidelines which are detrimental to our business.

●	Controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally, which could materially and adversely affect our financial results.

●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

●	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, adversely impacting our operating results.

●	The market prices for our common shares, no par value (the “Common Shares”), are volatile and are anticipated to fluctuate in the near term.

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.

●	Future offerings of debt or equity securities may rank senior to our Common Shares.

●	For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Shares being less attractive to investors and could make it more difficult for us to raise capital.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our Common Shares.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements, and our ability to identify and effectively remediate any such material weaknesses that could have a material and adverse effect.

●	Future sales and issuances of, and rights to purchase, our Common Shares, including by officers and directors could materially dilute the percentage ownership of our shareholders and may cause our share price to fall.

●	We (i) have incurred significant losses since our inception and (ii) anticipate we will incur losses in the future, and our operating losses have raised substantial doubt regarding our ability to continue as a going concern

●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our Product Candidates.

●	We currently have limited commercial revenue and may never become profitable.

●	Our success is largely dependent upon our patents, proprietary technology, and other intellectual property.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may become subject to claims or become involved in lawsuits related to intellectual property.

●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful, and materially and adversely affect our business.

●	Our industry follows an outsourcing trend in non-clinical discovery stages which could impact the Company’s business model.

●	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our Product Candidates.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	We rely heavily on contract manufacturers over whom we have limited control and our existing collaboration agreements and any that we may enter into in the future may not be successful.

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

Risks Related to the Proposed Merger

Failure to complete, or delays in completing, the potential Merger could materially and adversely affect our results of operations, business, financial results, and/or the price of our Common Shares.

On May 19, 2026, we and Mentari entered into the Merger Agreement, which agreement was subsequently amended on July 6, 2026. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that it will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect our ability to retain and motivate existing employees. Uncertainty as to whether the Merger will be completed in a timely manner or at all could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators, and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the Merger is not completed, the price of our Common Shares may decline significantly.

The market price of our Common Shares is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our Common Shares will likely be volatile based on whether shareholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our Common Shares has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our Common Shares to fluctuate include:

●	announcements of the results of our future clinical trials, discussions with regulators, and regulatory approval decisions;

●	the entry into, or termination of, key agreements, including commercial partner agreements;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

●	the loss of key employees;

●	future sales of our Common Shares;

●	general and industry-specific economic conditions that may affect our research and development expenditures; and

●	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Shares. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Lawsuits may be filed against us, Mentari, or any of the members of their respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board, Mentari, its Board and others in connection with the Merger. The outcome of litigation is uncertain, and we or Mentari may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board, Mentari, or its board could delay or prevent the Merger, divert the attention of our and Mentari’s management and employees from their day-to-day business and otherwise adversely affect us and Mentari financially.

If we do not successfully consummate the Merger or another strategic transaction, our Board may decide to pursue a dissolution and liquidation of us. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our Board were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of us, we would be required under British Columbia law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to shareholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of us, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were to be pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Shares could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of us. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our shareholders.

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

InMed is winding down InMed’s only revenue-generating business segment, which creates substantial uncertainty regarding InMed’s liquidity, results of operations, prospects, and ability to continue as a going concern.

On March 4, 2026, the InMed Board ratified InMed’s wholly owned subsidiary, BayMedica, LLC’s (“BayMedica”) decision to wind down and exit its commercial operations. As of June 30, 2026, BayMedica had wound down all of its operating activities, and had two remaining employees who departed on July 31, 2026, as well as a commercial lease which will terminate at the end of August. The completion of the full wind down may take longer or cost more than anticipated, and InMed may not realize expected savings, proceeds or strategic benefits. InMed incurred approximately $555,000 in severance and other employee-related costs and expects to incur approximately $120,000 in additional related expenditures through the end of the year, partially offset by profits from product sales prior to completion; InMed may also incur other charges and may be unable to exit or assign contracts on acceptable terms. As a result, InMed’s liquidity, cash flows, results of operations, and financial condition are subject to significant uncertainty, and there can be no assurance that InMed will be able to fund operations or meet obligations as they come due.

Because BayMedica’s commercial operations represent InMed’s only revenue generating business segment, InMed’s ability to comply with debt covenants and other financial maintenance requirements, if applicable, may be adversely affected, and InMed may be unable to monetize assets on terms and timing that support InMed’s liquidity needs. The wind down may negatively affect InMed’s workforce and internal controls, and InMed’s reduced revenues and potential losses could affect InMed’s access to capital. Execution of the wind down and the corresponding transition depends on numerous assumptions and external factors, and delays or shortfalls could further increase costs, reduce liquidity, and adversely affect InMed’s ability to pursue strategic opportunities.

There can be no assurance that InMed will successfully transition to a new business model or generate sustainable revenues or profitability in the future; if InMed cannot, InMed’s business, financial condition, results of operations, and prospects would be materially and adversely affected, and InMed may need to undertake additional restructuring or other actions that could be dilutive or otherwise detrimental to investors.

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

Since taking office in January 2025, the current U.S. presidential administration has issued numerous executive orders, including with respect to international and domestic policies, and there were significant changes to tariffs by the U.S. and other countries. In particular, new U.S. tariffs were announced, including additional tariffs on imports from Canada, China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by the governments in response could be significantly more severe and restrictive. Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks and manage our supply chains accordingly, prolonged economic or geopolitical disruptions could adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial conditions and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this annual report of form 10K. The ultimate outcome and consequences of the implementation of tariffs or other restrictive trade measures by the U.S. and other countries (including in the form of reciprocal measures) remains highly uncertain. Any trade wars, through the implementation of tariffs or otherwise, could materially and adversely affect us, directly and indirectly, including by adversely impacting the supply chains for our operations, declining consumer confidence, inflation, lower economic expectations, and increasing the costs of services we provide and utilize.

Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported, on March 27, 2026, InMed received a written notice from the Listing Qualifications Department of Nasdaq, notifying InMed that the closing bid price of the InMed Common Shares over a period of 30 consecutive trading days was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), during the February 11, 2026 to March 26, 2026 period.

In accordance with applicable Nasdaq procedures, InMed had a period of 180 calendar days following the receipt of the written notice mentioned above to cure the deficiency and regain compliance. The notice had no immediate impact on the listing of the InMed Common Shares, which continued to trade on The Nasdaq Capital Market under the symbol “INM” subject to InMed’s continued compliance with the other listing requirements of The Nasdaq Capital Market. InMed monitored the closing share price for the InMed Common Shares and explored available options to regain compliance.

In the event a listed issuer does not evidence compliance with the minimum bid price rule during the 180-day grace period, the listed issuer may be eligible for an additional 180 calendar day grace period. To qualify, a listed issuer is required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price rule, and needs to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary, to Nasdaq. If it appears to the staff of Nasdaq that the listed issuer will not be able to cure the deficiency, or if it is otherwise not eligible, it will not be entitled to an additional 180 calendar days grace period and Nasdaq would provide notice to the listed issuer that its securities will be subject to delisting. If the listed issuer does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, it is expected that Nasdaq would notify the listed issuer that its securities are subject to delisting. If the listed issuer is notified by Nasdaq that its securities are subject to delisting, the listed issuer may appeal such determination to Nasdaq’s Panel, but its securities would be automatically suspended from trading on The Nasdaq Capital Market pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that the listed issuer would be able to evidence compliance with the terms of any extension that may be granted by Nasdaq’s Panel.

On June 3, 2026, InMed received formal notice from the Listing Qualifications Department of The Nasdaq Capital Market that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement for continued listing.

Any future actual or threatened delisting from The Nasdaq Capital Market could materially and adversely affect InMed’s ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade InMed’s securities and would negatively affect the value and liquidity of InMed’s securities, including the InMed Common Shares. The actual or threatened delisting of InMed’s securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for InMed’s securities, reduced liquidity with respect to InMed’s securities, a determination that the InMed Common Shares are a “penny stock,” which will require brokers trading in the InMed Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the InMed Common Shares, and limited amount of news and analyst coverage of InMed. To the extent that the InMed Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their InMed Common Shares or obtain accurate quotations as to the market value of the InMed Common Shares.

Furthermore, the National Securities Markets Improvement Act of 1996, which is a U.S. federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the InMed Common Shares are currently listed on The Nasdaq Capital Market, such securities will be deemed covered securities. Although the states will be preempted from regulating the sale of InMed’s securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, if InMed were no longer listed on The Nasdaq Capital Market, InMed’s securities would not be covered securities and InMed would be subject to regulations in each state in which InMed offers InMed’s securities.

On July 22, 2026, the U.S. Securities and Exchange Commission (the “SEC”) approved a proposed rule change filed by The Nasdaq Stock Market LLC (“Nasdaq”) establishing a new continued listing requirement applicable to companies listed on the Nasdaq Global Select Market, Nasdaq Global Market and Nasdaq Capital Market. Under the new rule, listed companies would be required to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million.

On July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the SEC’s July 22, 2026 approval order. As a result, the effectiveness of the approval order was automatically stayed pending further action by the SEC. Accordingly, the new $5.0 million MVLS requirement is not currently in effect, and there can be no assurance as to the outcome or timing of the SEC’s review, whether or when the stay will be lifted, or whether the requirement will ultimately become effective.

The SEC’s review remains pending, and there can be no assurance regarding the timing or outcome of that review, including whether the new MVLS requirement will ultimately become effective in its currently approved form, become effective with modifications, or not become effective. The Company intends to continue to monitor developments relating to the SEC’s review and Nasdaq’s continued listing requirements.

Under the rule as approved, if a company’s MVLS remains below $5.0 million for 30 consecutive business days, Nasdaq would issue a Staff Delisting Determination and the company’s securities would be subject to immediate suspension and delisting. Unlike certain other Nasdaq continued listing deficiencies, the rule does not provide for a cure or compliance period prior to suspension. In addition, a request for review by a Nasdaq Hearings Panel would not stay the suspension of trading, although the Hearings Panel may, in certain circumstances, grant an exception of up to 180 days from the Staff Delisting Determination for the company to demonstrate compliance with all applicable initial listing requirements.

If the new MVLS requirement becomes effective and the market value of our common shares falls below $5.0 million for 30 consecutive business days, we could become subject to an accelerated suspension and delisting process. Any suspension or delisting of our common shares from Nasdaq could materially adversely affect the liquidity and market price of our common shares, reduce the ability of investors to trade our common shares, impair our ability to raise additional capital and result in other adverse consequences to us and our shareholders.

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

We are not permitted to market our Product Candidates in any jurisdiction until we receive formal approval from the appropriate regulatory authorities. For example, prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our Product Candidates, we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an application seeking commercialization approval is a complex, lengthy, expensive and uncertain process, and the regulatory authorities may delay, limit or deny approval of our Product Candidates for many reasons, including, among others, because:

●	we may not be able to demonstrate that our Product Candidates are safe and effective in treating patients to the satisfaction of the regulatory authorities such as the FDA, HC or EMA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the regulatory authorities for marketing approval;

●	the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the regulatory authorities may require that we conduct additional clinical trials;

●	the regulatory authorities or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our Product Candidates;

●	the contract manufacturing organizations and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the regulatory authorities may find the data from clinical studies and clinical trials insufficient to demonstrate that our Product Candidates are safe and effective for their proposed indications;

●	the regulatory authorities may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the regulatory authorities may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States, Canada or outside the EU, as applicable, where the standard of care is potentially different from that in the United States, Canada or in the EU, as applicable;

●	if our applications are submitted to the regulatory authorities, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a Risk Evaluation and Mitigation Strategy which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

●	the FDA, Drug Enforcement Administration (“DEA”), HC, EMA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

●	the FDA, HC, EMA or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

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

From time to time, including our ongoing matter with a third-party licensor, we may be subject to legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

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

On February 15, 2021, BayMedica entered into an exclusive technology license agreement (the “Agreement”) with a third party (the “Licensor”) pursuant to which it agreed to license a proprietary process in the United States where it has a pending U.S. patent application in exchange for certain annual royalty payments contingent on the net sales of products made using the licensed process. On April 29, 2025, BayMedica received a letter from the Licensor stating its intention to commence arbitration proceedings pursuant to the Agreement, together with a Notice of Arbitration (the “Patent License Matter”). Such arbitration proceedings will be subject to final, binding and non-appealable arbitration under the Arbitration Act, 1991 (Ontario) and determined pursuant to Ontario law. In its Notice of Arbitration, the Licensor takes the position that the annual royalty payments are meant to function as guaranteed annual minimum payments required to be made for the duration of the Agreement regardless of net sales. The Licensor seeks relief against BayMedica including (a) approximately US$3.4 million in annual payments for the years 2022 through 2024 and (b) a declaration that BayMedica is liable to pay certain guaranteed annual minimum payments of approximately US$2.3 million for the remainder of the term of the Agreement. BayMedica disputes the amount owing and to be paid over the duration of the Agreement. While we are not able to predict the outcome of the Patent License Matter with any certainty, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations. For additional information, see Note 11, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.

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

We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a smaller reporting company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

Pursuant to our 2017 Amended and Restated Stock Option Plan, and as amended at our Annual General Meeting in November 2020, our compensation committee is authorized to grant equity-based incentive awards in the form of options to purchase common shares to our directors, executive officers and other employees and service providers. As of September 2, 2026, there were 239,330 options available for future allocation pursuant to the 20% of the issued and outstanding shares allowed to be issued according to the terms of the Plan. Future equity incentive grants under our stock option plan may result in material dilution to our shareholders and may have an adverse effect on the market price of our common shares.

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

Our operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firms included an explanatory paragraph in its report on our financial statements as of and for the years ended June 30, 2026 and June 30, 2025 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Since our inception as a pharmaceutical company in October 2014, we have devoted substantially all of our resources to the development of our proprietary Product Candidates. We have generated significant operating losses since our inception with an accumulated deficit to June 30, 2026 of approximately $130.2 million. Our net loss for the fiscal years ended June 30, 2026 and 2025 was approximately $12.6 million and $8.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2026, we had approximately $2.2 million in cash, cash equivalents and short-term investments, which, we currently estimate funds our operations into September 2026, depending on the level and timing of realizing revenues from the sale of remaining BayMedica assets as well as the level and timing of our operating expenses. Our ability to develop our research and development programs is subject to accessing additional capital, including through the sale of equity, partnership revenues, and out-licensing activities. There is no assurance that we will be successful in these efforts.

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

As of June 30, 2026, we had net operating loss (“NOL”) carryforwards of approximately $99.9 million available to offset future taxable income in Canada and the United States. These NOL carry-forwards begin to expire in 2026.

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

Changes in the global economic environment have created market uncertainty and volatility in recent years. The market and demand for metal commodities and related products have, in recent years, been adversely affected by global economic uncertainty, reduced confidence in financial markets, the COVID-19 pandemic, including any resurgence thereof, bank failures and credit availability concerns. These macro-economic events negatively affected the mining and minerals sectors in general. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to reduced consumer spending, decreased employment rates, adverse business conditions, high inflation, high fuel and energy costs, high consumer debt levels, a lack of available credit, the state of turmoil in the financial markets, high interest rates and/or tax rates, may adversely affect our growth and profitability. Future economic shocks may be precipitated by a number of causes, including the slowdown in the Chinese economy, a rise in the price of oil and other commodities, climate change disasters, geopolitical instability, including as a direct or indirect result of the Russo-Ukraine war and the ongoing Israel-Hamas conflict, further wars or acts of terrorism, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

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

ITEM 2. PROPERTIES

Our corporate address is InMed Pharmaceuticals Inc., c/o Norton Rose Fulbright Canada LLP, Suite 1800 – 500 West Georgia Street, Vancouver, British Columbia, Canada V6B 0M3. The lease for our previous headquarters at Suite 1445 – 885 West Georgia Street, Vancouver, BC V6C 1B4 expired on August 31, 2026 and was not renewed.

The BayMedica facility lease was terminated effective August 31, 2026 as part of the subsidiary’s wind down.

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

On June 1, 2026, the Arbitrator issued an award on preliminary motions brought by BayMedica, striking significant portions of the Licensor’s claims, including claims for damages, declaratory relief and specific performance relating to BayMedica’s alleged breaches of its sublicensee, royalty reporting and commercialization obligations under the Agreement on the basis that it was plain and obvious such claims cannot succeed. The Arbitrator also denied the Licensor leave to amend. As a result, the arbitration will continue on a significantly narrowed basis, with the sole remaining substantive claim being the Licensor’s allegation that BayMedica is required to make annual minimum payments irrespective of royalties generated from sales of licensed products, which the Arbitrator declined to dismiss as statute-barred.

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

There were approximately 6,407 holders of record of our Common Shares as of September 3, 2026. On September 3, 2026, the last reported sales price per share of our Common Shares was $1.33 per share.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2026, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in this Annual Report. Throughout this discussion, unless the context specifies or implies otherwise the terms “InMed,” “Company,” “we,” “us,” and “our” refer to InMed Pharmaceuticals Inc.

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

Our manufacturing capabilities include traditional approaches such as chemical synthesis and biosynthesis, as well as a proprietary, integrated manufacturing approach called IntegraSyn. With multiple manufacturing approaches, we have sought to maintain enhanced flexibility to select the most cost-effective method to deliver high quality Product Candidates fit for their intended uses.

Recent Developments

Merger Agreement with Mentari Therapeutics, Inc.

As previously reported, on May 19, 2026, InMed, Indigo Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company (the “First Merger Sub”), Indigo Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”), and Mentari Therapeutics, Inc., a Delaware corporation (“Mentari”), entered into an Agreement and Plan of Merger and Reorganization, which agreement was subsequently amended on July 6, 2026 (as amended, the “Merger Agreement”), pursuant to which, among other matters and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (i) the First Merger Sub will merge with and into Mentari, with Mentari surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Mentari will merge with and into the Second Merger Sub, with the Second Merger Sub surviving such merger (the “Second Merger” and, together with the First Merger, the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Mentari capital stock outstanding immediately prior to the First Effective Time (including shares issued in the pre-closing financing and excluding treasury shares and dissenting shares) will be converted into the right to receive a number of the Company’s common shares (the “Common Shares”) equal to the exchange ratio determined under the Merger Agreement (the “Exchange Ratio”); provided that, in the event the issuance of Common Shares to any holder would exceed such holder’s applicable beneficial ownership limitation, the Company may issue pre-funded warrants in lieu of Common Shares in excess of that limitation. In addition, each outstanding share of Mentari’s Series Seed Preferred Stock will be converted into the right to receive a number of the Company’s Non-Voting Convertible Preferred Shares (the “Convertible Preferred Shares”) equal to the Exchange Ratio divided by 1,000. Outstanding Mentari options, restricted stock units and warrants will be treated in accordance with the Merger Agreement.

The Exchange Ratio is derived from the valuation framework in the Merger Agreement, which contemplates an equity value of $125,000,000 or such higher value ascribed to Mentari in the pre-closing financing, together with net cash of the Company and the proceeds actually received in the pre-closing financing, as further described in the Merger Agreement. Pursuant to the Exchange Ratio formula in the Merger Agreement, upon the closing of the Merger (and prior to closing of the financing described below), on a pro forma basis and based upon the number of shares of InMed common stock expected to be issued in the Merger, pre-Merger Mentari stockholders will own approximately 98.99% of the combined company and pre-Merger InMed shareholders will own approximately 1.01% of the combined company.

In connection with the Merger, the Company will seek the approval of its shareholders for the matters required by the Merger Agreement, including, without limitation, approval of the issuance of Common Shares representing more than 20% of the Company’s outstanding Common Shares and the resulting change of control pursuant to Nasdaq rules, and approval of the continuation of the Company from the Province of British Columbia to Nevada.

Amendments to Preferred Investment Options

As previously reported, on April 27, 2026, InMed entered into amending agreements with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) and certain affiliates of H.C. Wainwright & Co., LLC (the “Wainwright Parties”) in respect of certain outstanding preferred investment options. Pursuant to the terms of the preferred investment options dated October 26, 2023 and June 26, 2025 (together, the “Sabby Preferred Investment Options”), InMed had previously provided Sabby with the right to purchase up to an aggregate of 2,151,478 InMed Common Shares at an exercise price of $2.436 per share. Pursuant to the terms of the preferred investment options dated November 21, 2022, October 26, 2023 and June 26, 2025 issued to the Wainwright Parties (collectively, the “Wainwright Preferred Investment Options”), InMed had previously provided the Wainwright Parties with the right to purchase up to an aggregate of 153,236 InMed Common Shares at exercise prices of $82.50, $20.75 and $3.2013 per share, respectively. Under the amending agreements, the exercise price of the Sabby Preferred Investment Options was reduced to $0.80 per share and the exercise prices of the Wainwright Preferred Investment Options were each reduced to $0.80 per share.

As previously reported, on May 19, 2026, InMed entered into an amending agreement with Armistice Capital Master Fund Ltd. (“Armistice”) in respect of certain outstanding preferred investment options dated October 26, 2023 (the “Armistice Preferred Investment Options”), pursuant to which InMed had previously provided Armistice with the right to purchase up to 278,761 InMed Common Shares at an exercise price of $16.60 per share. Under the amending agreement, the exercise price of the Armistice Preferred Investment Options was reduced from $16.60 to $0.80 per share.

Nasdaq Delisting Notice

As previously reported, on March 27, 2026, InMed received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying InMed that the closing bid price of the InMed Common Shares over a period of 30 consecutive trading days was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, during the February 11, 2026 to March 26, 2026 period.

In accordance with applicable Nasdaq procedures, InMed has a period of 180 calendar days following the receipt of the written notice mentioned above to cure the deficiency and regain compliance. The notice has no immediate impact on the listing of the InMed Common Shares, which will continue to trade on The Nasdaq Capital Market subject to InMed’s continued compliance with the other listing requirements of The Nasdaq Capital Market. The InMed Common Shares will continue to trade under the symbol “INM”. InMed intends to monitor the closing share price for its InMed Common Shares and explore available options to regain compliance.

In the event InMed does not evidence compliance with the Minimum Bid Price Rule during the 180-day grace period, InMed may be eligible for an additional 180 calendar day grace period. To qualify, InMed will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, to Nasdaq. If it appears to the staff of Nasdaq that InMed will not be able to cure the deficiency, or if InMed is otherwise not eligible, InMed will not be entitled to an additional 180 calendar days grace period and Nasdaq will provide notice to InMed that its securities will be subject to delisting. If InMed does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, it is expected that Nasdaq would notify InMed that its InMed Common Shares are subject to delisting. If InMed is notified by Nasdaq that its securities are subject to delisting, InMed may appeal such determination to a Nasdaq Hearings Panel, or the Panel, but its securities would be automatically suspended from trading on The Nasdaq Capital Market pending the completion of the appeal process. There can be no assurance that any such appeal would be successful or that InMed would be able to evidence compliance with the terms of any extension that may be granted by the Panel.

Delisting from The Nasdaq Capital Market could materially and adversely affect InMed’s ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade InMed’s securities and would negatively affect the value and liquidity of InMed’s securities, including the InMed Common Shares. The actual or threatened delisting of InMed’s securities could also have other material and adverse consequences, including the potential loss of confidence by employees and other stakeholders, the loss of institutional investor interest and fewer business development opportunities, limited availability of market quotations for InMed’s securities, reduced liquidity with respect to InMed’s securities, a determination that the InMed Common Shares are “penny stock”, which will require brokers trading in the InMed Common Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the InMed Common Shares, and limited amount of news and analyst coverage of InMed. To the extent that the InMed Common Shares became eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their InMed Common Shares or obtain accurate quotations as to the market value of the InMed Common Shares.

On June 3, 2026, InMed received formal notice from the Listing Qualifications Department of The Nasdaq Capital Market that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement for continued listing.

Wind Down of BayMedica’s Commercial Operations

As previously reported, H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Subject Act”) in its current form and without further amendment, will have a material negative impact on BayMedica. Specifically, certain aspects of BayMedica’s commercial business and its inventory of rare, non-intoxicating cannabinoids would be prohibited under the Subject Act if it becomes effective as planned on November 12, 2026.

On March 4, 2026, the InMed Board ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment (“commercial operations”), which is the only revenue-generating commercial operations of InMed. Following the wind down of commercial operations, InMed’s remaining activities have consisted of preclinical development of its Product Candidates, including INM-901 for Alzheimer’s disease, INM-089 for dry Age-related Macular Degeneration or dry AMD, and INM-755 (cannabinol) cream. InMed does not currently intend to devote significant resources to advancing these Product Candidates, and any further development of them would require InMed to obtain additional financing, of which there can be no assurance.

In connection with the wind down of commercial operations, BayMedica incurred severance and other employee-related costs of approximately $555,000 and expects to incur additional related expenditures of approximately $120,000 through the end of the year. These expenditures were reduced by the profits from the sale of BayMedica’s products prior to the completion of operational wind down.

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

Research and development activities account for a significant portion of our operating expenses. In the event that the Merger is not consummated and subject to our ability to attract sufficient funding to continue operations, we expect our research and development expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our drug candidates and our manufacturing technologies through the extensive preclinical testing and into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, ultimately seeking regulatory approvals for our drug candidates that successfully complete clinical trials, and further developing selected R&D and commercial activities.

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

Loss from discontinued operations

Discontinued operations for the year ended June 30, 2026 and 2025, reflect the results of our former segment BayMedica Commercial.

Results of Operations

We have one operating and reportable segment based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer and the senior management team, for making decisions and assessing performance as the source of our reportable segment. We have determined our reportable segment to be InMed Pharmaceuticals (“InMed Pharma”) based on the information used by the CODM.

Comparison of the year ended June 30, 2026 and 2025 for InMed Pharma Segment

	Year Ended June 30,
	2026	2025	Change	% Change
	(in thousands)
Operating expenses:
Research and development	3,028	2,821	207	7%
General and administrative	6,661	5,415	1,246	23%
Amortization and depreciation	205	210	(5)	(2)%
Loss on disposal of fixed assets	7	-	7	-%
Impairment of fixed assets	189	-	189	-%
Impairment of intangible assets	1,458	-	1,458	-%
Foreign exchange loss	59	28	31	111%
Total operating expenses	11,607	8,474	3,133	37%
Interest and other income	245	156	89	57%
Finance expense	(11)	(372)	361	(97)%
Net loss from continued operations	(11,373)	(8,690)	(2,683)	31%
Net loss from discontinued operations	(1,188)	528	(1,716)	(325)%
Net loss	$(12,561)	$(8,162)	$(4,399)	54%

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 7%, for the year ended June 30, 2026, as compared to the year ended June 30, 2025. The increase in research and development expenses was due primarily to an increase in external contractors and personnel compensation. This was offset by a decrease in research supplies.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 23%, for the year ended June 30, 2026, as compared to the year ended June 30, 2025. The increase results primarily from a combination of changes including higher legal expenses, and personnel compensation. This was offset by a decrease in patents and investor relations expenses.

Impairment of fixed assets

Impairment of fixed assets expenses increased by $0.2 million for the year ended June 30, 2026, as compared to the year ended June 30, 2025. The increase is attributed to estimated proceeds from the sale of lab equipment compared to the book value.

Impairment of intangible assets

Impairment of intangible assets expenses increased by $1.5 million for the year ended June 30, 2026, as compared to the year ended June 30, 2025. The increase is attributed to the reduction from book value to fair value.

Interest and other income

Interest and other income increased by $0.1 million, or 57% for the year ended June 30, 2026, as compared to the year ended June 30, 2025. The increase primarily results from the increase in our average cash on hand during the current year.

Finance Expense

Finance expense decreased by $0.4 million, or 97% for the year ended June 30, 2026 as compared to the year ended June 30, 2025. The decrease primarily results from the fees incurred in relation to the SEPA agreement in the prior year.

Loss from discontinued operations

Loss from discontinued operations was $1.2 million for the year ended June 30, 2026, compared to an income of $0.5 million for the year ended June 30, 2025. The decrease is primarily due to lower gross profit and higher general and administrative expenses.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $2.2 million.

The following table summarizes our cash flows for each of the years presented:

(in thousands)	Year Ended June 30, 2026	Year Ended June 30, 2025
Net cash used in operating activities	$(8,643)	$(8,099)
Net cash provided by financing activities	94	12,271
Net increase (decrease) in cash and cash equivalents	$(8,549)	$4,172

Operating Activities

During the year ended June 30, 2026, we used cash in operating activities of $8.6 million, primarily resulting from our net loss of $12.6 million combined with $0.7 million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses.

During the year ended June 30, 2025, we used cash in operating activities of $8.1 million, primarily resulting from our net loss of $8.2 million combined with $(0.05) million used in changes in our non-cash working capital, partially offset by non-cash share-based compensation expenses and inventory write-down.

Investing Activities

During the year ended June 30, 2026 and 2025, cash used in investing activities was $nil, respectively.

Financing Activities

During the year ended June 30, 2026, cash provided by financing activities of $0.1 million consisted of $0.2 million in gross proceeds derived from the sale of warrants, offset by total transaction costs of $0.1 million.

During the year ended June 30, 2025, cash provided by financing activities of $12.3 million consisted of $8.1 million in gross proceeds derived from the sale of common stock, $5.0 million in gross proceeds derived from the sale of warrants, offset by total transaction costs of $0.9 million.

Funding Requirements

If the Merger does not consummate and subject to our ability to attract sufficient funding to continue operations, we expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue the research and development of and the clinical trials for our Product Candidates. In addition, we expect to incur additional costs associated with operating as a US-listed public company and associated with any required investment into R&D efforts targeting cannabinoid analogs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Through June 30, 2026, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $12.6 million and $8.2 million for the years ended June 30, 2026 and 2025, respectively. In addition, we have an accumulated deficit of $130.2 million as of June 30, 2026.

As of the issuance date of these consolidated annual financial statements, we expect our cash, cash equivalents and short-term investments of $2.2 million as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the end of the third quarter of calendar 2026, depending on the amount and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance the Company’s operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

If the Merger is not consummated, we expect to continue to seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies, government contracts or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our existing stockholders.

If the Merger is not consummated, our funding requirements and timing and amount of our operating expenditures will depend largely on:

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

Until such time, if ever, as we can generate substantial revenues from our Product Candidates, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams, Product Candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts or grant rights to develop and market Product Candidates that we would otherwise prefer to develop and market ourselves.

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

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended June 30, 2026. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are research and development costs and share based payments.

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

Research& Development costs:

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this accounting pronouncement on a prospective basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Years Ended June 30, 2026 and 2025

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

June 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

InMed Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InMed Pharmaceuticals Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023. (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
September 9, 2026

InMed Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	June 30,	June 30,
	2026	2025
	$	$
ASSETS
Current
Cash and cash equivalents	2,194,413	10,743,430
Short-term investments	39,670	43,384
Prepaids and other current assets	241,296	319,547
Held for sale equipment	20,000	-
Current assets of discontinued operations	181,327	1,760,918
Total current assets	2,676,706	12,867,279

Non-Current
Property, equipment and ROU assets, net	221,037	992,199
Intangible assets, net	-	1,620,562
Other assets	132,324	100,000
Total Assets	3,030,067	15,580,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,843,327	1,230,845
Current portion of lease obligations	-	435,507
Current liabilities of discontinued operations	111,733	173,438
Total current liabilities	1,955,060	1,839,790

Non-current
Lease obligations, net of current portion	-	305,755
Total Liabilities	1,955,060	2,145,545
Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 5,339,436 and 2,002,186 as of June 30, 2026 and June 30, 2025, respectively, issued and outstanding	94,282,698	91,221,174
Additional paid-in capital	36,894,146	39,322,644
Accumulated deficit	(130,230,406)	(117,237,892)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	1,075,007	13,434,495
Total Liabilities and Shareholders’ Equity	3,030,067	15,580,040

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Expressed in U.S. Dollars

	For the Year Ended
	June 30,
	2026	2025
	$	$

Operating Expenses
Research and development	3,028,473	2,821,202
General and administrative	6,661,372	5,414,525
Amortization and depreciation	205,271	210,443
Loss on disposal of equipment	7,136	-
Impairment of equipment	189,225	-
Impairment of intangible assets	1,457,926	-
Foreign exchange loss	58,009	28,471
Total operating expenses	11,607,412	8,474,641

Other Income (Expense)
Interest and other income	244,971	155,882
Finance expense	(10,700)	(371,549)
Loss from continuing operations before taxes	(11,373,141)	(8,690,308)

Income tax expense	-	-
Net loss from continuing operations	(11,373,141)	(8,690,308)

Discontinued operations:
Income (Loss) from discontinued operations	(1,187,709)	528,175
Income tax benefit	-	-
Income (Loss) from discontinued operations	(1,187,709)	528,175

Net Loss	(12,560,850)	(8,162,133)

Deemed dividends	(431,664)	-
Net loss attributable to common shareholders	(12,992,514)	(8,162,133)

Net loss per share for the year
Basic and diluted:
Continuing operations	(2.84)	(8.90)
Discontinued operations	(0.29)	0.54

Net loss per share attributable to Common Stockholders – basic and diluted	(3.12)	(8.36)
Weighted average outstanding common shares
Basic and diluted	4,163,598	975,895

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended June 30, 2026 and 2025

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495
Proceeds from SEPA (Note 6)	259,877	231,675	-	-	-	231,675
Share issuance costs (Note 6)	-	(137,179)	-	-	-	(137,179)
Exercise of pre-funded warrants (Note 6)	3,077,373	2,967,028	(2,967,028)	-	-	-
Loss for the period	-	-	-	(12,560,850)	-	(12,560,850)
Deemed dividends (Note 6)	-	-	431,664	(431,664)	-	-
Share-based compensation (Note 7)	-	-	106,866	-	-	106,866
Balance June 30, 2026	5,339,436	94,282,698	36,894,146	(130,230,406)	128,569	1,075,007

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2024	445,908	82,784,400	35,368,899	(109,075,759)	128,569	9,206,109
Proceeds from ATM (Note 6)	313,242	1,905,583	-	-	-	1,905,583
Proceeds from SEPA (Note 6)	1,208,336	6,224,716	-	-	-	6,224,716
Proceeds from Private Placement (Note 6)	-	-	5,024,891	-	-	5,024,891
Share issuance costs (Note 6)	-	(269,559)	(614,419)	-	-	(883,978)
Exercise of pre-funded warrants (Note 6)	34,700	576,034	(576,034)	-	-	-
Loss for the period	-	-	-	(8,162,133)	-	(8,162,133)
Share-based compensation (Note 7)	-	-	119,307	-	-	119,307
Balance June 30, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495

The accompanying notes form an integral part of these consolidated financial statements.

InMed Pharmaceuticals Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2026 and 2025

Expressed in U.S. Dollars

	For the Year Ended June 30,
	2026	2025
	$	$
Cash used in:

Operating Activities
Net loss	(12,560,850)	(8,162,133)
Items not requiring cash:
Amortization and depreciation	205,271	212,839
Share-based compensation	106,866	119,307
Amortization of right-of-use assets	503,085	321,885
Loss on disposal of fixed assets	7,136	-
Impairment of fixed assets	189,225	-
Impairment of intangible assets	1,457,926	-
Interest income received on short-term investments	(1,073)	-
Unrealized foreign exchange loss	7,151	75,894
Changes in operating assets and liabilities:
Prepaids and other currents assets	83,038	166,256
Other non-current assets	(32,324)	-
Accounts payable and accrued liabilities	618,679	(220,017)
Lease obligations	(745,529)	(429,880)
Operating cash flow used by discontinued operations	1,517,886	(183,543)
Total cash used in operating activities	(8,643,513)	(8,099,392)

Investing Activities
Sale of short-term investments	41,340	42,270
Purchase of short-term investments	(41,340)	(42,270)
Total cash used in investing activities	-	-

Financing Activities
Proceeds from the sale of pre-funded warrants	-	5,024,891
Proceeds from the private placement	231,675	8,130,299
Share issuance costs	(137,179)	(883,978)
Total cash provided by financing activities	94,496	12,271,212
Increase (decrease) in cash and cash equivalents during the period	(8,549,017)	4,171,820
Cash and cash equivalents beginning of the year	10,743,430	6,571,610
Cash and cash equivalents end of the year	2,194,413	10,743,430

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividends	$431,664	$-
Fixed asset reclassified to held for sale equipment	$20,000	$
Recognition of Right-of-use asset and corresponding operating lease	$-	$187,223
Preferred investment options to its placement agent	$-	$281,810
Fair value of warrant modification recorded as equity issuance	$-	$116,482

The accompanying notes form an integral part of these consolidated financial statements.

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed’s principal mailing address is InMed Pharmaceuticals Inc., c/o Norton Rose Fulbright Canada LLP, Suite 1800, 500 West Georgia St, Vancouver, British Columbia, Canada V6B 0M3 and our telephone number is +1-604-669-7207. Our website is https://www.inmedpharma.com.

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

Through June 30, 2026, the Company has funded its operations primarily with proceeds from the sale of Common Shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $12.6 million and $8.2 million for the years ended June 30, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of approximately $130.2 million as of June 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated annual financial statements, the Company expects its cash, cash equivalents and short-term investments of $2.2 million as of June 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements into end of the third quarter of calendar 2026, depending on the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Discontinued Operations

On March 4, 2026, the Company’s board of directors ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment (“commercial operations”), which is the only revenue-generating commercial operations of the Company. BayMedica substantially completed the wind down and exit prior to the end of its fiscal year ending June 30, 2026. Following the wind down of commercial operations, the Company’s remaining activities have consisted of preclinical development of its Product Candidates, including INM-901 for Alzheimer’s disease and INM-089 for dry Age-related Macular Degeneration, or dry AMD, and INM-755 (cannabinol) cream.

In connection with the wind down of commercial operations, BayMedica incurred severance and other employee-related costs of approximately $555,000 and expects to incur additional related expenditures of approximately $120,000 through the end of the year. These expenditures were reduced by the profits from the sale of BayMedica’s products prior to the completion of operational wind down.

The estimates of the charges and costs that BayMedica expected to incur, and the timing thereof, as well as its revenue expectations, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, BayMedica may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of its commercial operations.

Refer to Note 3 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented. Prior periods have been recasted for discontinued operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of June 30, 2026 and 2025, the Company held nil and $4.6 million, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instruments hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) insurable limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of June 30, 2026, was $1.8 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

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

The right-of-use assets are initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, less any lease incentives received. The assets are amortized to the earlier of the end of the useful life of the right-of-use asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option. In addition, the right-of-use assets are periodically reduced by impairment losses, if any, and adjusted for certain re-measurements of the lease liability (see Note 2 Lease).

Property, equipment and ROU assets consisted of the following:

	June 30, 2026	June 30, 2025
	$	$

Right-of-Use Assets (leases)	400,353	1,901,468
Equipment	410,335	429,091
Property and equipment	810,688	2,330,559
Less: accumulated depreciation and amortization	(373,290)	(1,338,360)
Less: loss on disposal of equipment	(7,136)	-
Less: impairment of equipment	(189,225)	-
Less: held for sale equipment	(20,000)	-
Property, equipment and ROU assets, net	221,037	992,199

Equipment Classified as Held for Sale

As of June 30, 2026, the Company classified lab equipment as held for sale in accordance with ASC 360, Property, Plant, and Equipment. Management committed to a plan to sell the equipment, and the equipment is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. The Company expects the sale to be completed December 31, 2026.

The equipment had a carrying amount of $209,225 at the date it was classified as held for sale. The Company measured the equipment at the lower of its carrying amount or fair value less cost to sell. As of June 30, 2026, the estimated fair value less cost to sell was $20,000. The Company recognized an impairment loss of $189,225 during the year ended June 30, 2026, which is included in Operating Expenses in the Consolidated Statements of Operations.

The carrying amount of equipment classified as held for sale is presented as Held for Sale Equipment in the Balance Sheet as of June 30, 2026. Depreciation ceased when the equipment met the criteria to be classified as held for sale.

Intangible Assets, Net

Intangible assets are comprised of acquired intellectual property, which consists of certain patents and technical know-how. The intellectual property is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 18 years net of any accumulated impairment losses.

During the year ended June 30, 2026, the Company recorded an impairment charge of $579,093 and $878,833 related to the intangible asset purchased in the acquisitions of Biogen Sciences Inc. and BayMedica Inc., respectively. This charge related to an intangible asset associated with the INM Pharma segment. The impairment charge is included in operating expenses in the Company’s Consolidated Statement of Operations for the year ended June 30, 2026.

The impairment charge reduced the carrying amount of the related intangible asset to its estimated recoverable amount as of June 30, 2026. The Company recognized the impairment based on management’s assessment that the carrying amount of the intangible asset was not fully recoverable. The assessment considered information available as of the impairment measurement date, including

The impairment charge of $1,457,926 is attributable to the INM Pharma segment and is presented within segment disclosure (See Note 10).

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

During the year ended June 30, 2026, the Company recorded an impairment of fixed asset charge of $189,225 and loss on disposal of fixed assets charge of $7,136 related to the held for sale equipment.

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

The carrying value of cash and cash equivalents, short-term investments, and accounts payable and accrued liabilities, approximate their carrying values as at June 30, 2026 and 2025 due to their immediate or short-term maturities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2026, and June 30, 2025, the Company had a full valuation allowance against its deferred tax assets.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of June 30, 2026, and 2025, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2026, 2025, 2024, and 2023 United States and Canadian tax returns remain subject to examination by their respective taxing authorities. None of the Company’s tax returns are currently under examination.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of June 30, 2026 and 2025, the Company has nil and 1,952,363 respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year ended June 30,
	2026	2025
Options	167,021	61,410
Warrants	581,512	2,588,847
	748,533	2,650,257

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

Segment reporting

Following the classification of the Commercial segment as discontinued operations, the Company has one reportable segment that constitutes consolidated results consisting of its operations. Unless otherwise noted, all activities and amounts reported in the following notes relate to the continuing operations of the Company and exclude activities and amounts related to discontinued operations. See notes 3 and 10 of the consolidated financial statements for a discussion of discontinued operations and the Company’s operating segment.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Executive Officer and the senior management team (CODM), in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment, the InMed Pharmaceuticals (“INM Pharma”) segment.

Statement of Cash Flows

Cash flows related to discontinued operations are classified within operating, investing, and financing activities in the consolidated statement of cash flows based on the nature of the underlying cash flows. For periods in which discontinued operations are presented, the Company discloses the total operating and investing cash flows of the discontinued operation in accordance with ASC 205-20-50-5B(c). Additional information relating to discontinued operations is included in Note 3.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this accounting pronouncement on a prospective basis.

3.	DISCONTINUED OPERATIONS

As previously described, assets and liabilities and income (loss) from discontinued operations are presented separately in the Consolidated Balance Sheets and Statements of Operations for all periods presented.

The following tables reconcile the carrying amounts of the major classes of assets and liabilities of discontinued operations to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

Assets and Liabilities of Discontinued Operations	June 30, 2026	June 30, 2025
	$	$
Current Assets of Discontinued Operations
Cash and cash equivalents	55,638	332,441
Accounts receivable, net	31,458	465,104
Prepaids and other current assets	4,067	2,200
Inventories	90,164	961,173
Total Current Assets of Discontinued Operations	181,327	1,760,918

Current Liabilities of Discontinued Operations
Accounts payable and accrued liabilities	111,733	173,438
Total Current Liabilities of Discontinued Operations	111,733	173,438

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Operations:

Income (Loss) from Discontinued Operations

	Year ended
	June 30, 2026	June 30, 2025
	$	$
Sales	3,176,496	4,942,633
Cost of sales	(2,466,653)	(3,236,047)
Gross profit	709,843	1,706,586

Operating Expenses
General and administrative	1,880,227	1,143,297
Research and development	15,128	32,718
Amortization and depreciation	2,197	2,396
Total Operating Expenses	1,897,552	1,178,411

Income (Loss) of Discontinued Operations before Provision for Income Taxes	(1,187,709)	528,175

Provision for Income Taxes	-	-

Net income (loss) of Discontinued Operations	(1,187,709)	528,175

The following table presents cash flow information from the discontinued operations as presented in the Company’s Consolidated Statements of Cash Flows.

	June 30, 2026	June 30, 2025
	$	$
Changes in discontinued assets and liabilities
Accounts receivables	433,646	(112,266)
Prepaid expenses	(1,867)	7,724
Inventories	871,009	283,151
Accounts payable	215,098	(362,152)
Operating cash flow used by discontinued operations	1,517,886	(183,543)

4.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

	June 30, 2026	June 30, 2025
	$	$

Intellectual property	-	1,736,420
Patents	-	1,191,000
Intangible assets	-	2,927,420
Less: accumulated amortization	-	(1,306,858)
Intangible assets, net	-	1,620,562

Acquired intellectual property is recorded at cost and is amortized on a straight-line basis over 18 years. Acquired patents consist of patents related to the development of cannabinoid analogs.

Amortization expense on intangible assets for the year ended June 30, 2026 and 2025 was $162,636 and $162,636 respectively. During the year ended June 30, 2026, the Company completed its annual impairment test on its Biogen Sciences Inc. and BayMedica Inc. intangible assets related to the INM Pharma segment and recorded an impairment of $1,457,926. There is no impairment loss during the year ended June 30, 2025. See Note 2

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2026	June 30, 2025
	$	$
Trade payables	927,170	277,856
Accrued research and development expenses	228,110	65,204
Employee compensation, benefits and related accruals	280,254	417,927
Accrued general and administrative expenses	407,793	469,858
Accounts payable and accrued liabilities	1,843,327	1,230,845

6.	SHARE CAPITAL AND RESERVES

Authorized

As of June 30, 2025, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of June 30, 2026 and 2025.

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

The pre-funded warrants had an exercise price of $0.0001 per pre-funded warrant and can be exercised at any time from the date and time of issuance until the pre-funded warrants are exercised in full. The pre-funded warrants had an aggregate relative fair value of $2.9 million at the time of issuance. As of June 30, 2026 these pre-funded warrants have been exercised.

The preferred investment options issued to the selling shareholder in the Private Placement have an exercise price of $2.436 per share, became exercisable immediately upon issuance and will expire eighteen months from the effective date of the Resale Registration Statement of August 1, 2025. The preferred investment options had a relative fair value of $2.0 million at the time of their issuance. As of June 30, 2026, there were 199,115 preferred investment options outstanding.

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

Standby Equity Purchase Agreement (the “SEPA”)

On December 13, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (the “Investor”) to sell up to $10 million in the aggregate of the Company’s Common Shares at any time during the 36-month period following the effective date of the SEPA. The Company issued 259,877 Common Shares for gross proceeds of approximately $231,675 during the year ended June 30, 2026. During the year ended June 30, 2025, the Company issued 1,208,336 Common Shares for gross proceeds of approximately $6.2 million. This amount has been offset by commitment fees and other SEPA related fees of $0.4 million, since at the inception of the arrangement, the fees exceeded the fair value of the asset recognized. The SEPA was precluded from equity treatment in accordance with ASC 815-40-25 as the SEPA was not deemed fixed according to the accounting standard.

Under the terms of the SEPA, the Company paid the Investor a one-time structuring fee in the amount of $25,000 and a commitment fee of $0.3 million (an amount equal to 2.5% of the commitment amount), which was paid in cash in equal quarterly installments effective December 2024.

Common Share Warrants

A summary of the Company’s warrant activity and related information for the years ended June 30, 2026 and 2025 follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2024	544,280	$21.20
Granted	4,031,630	1.28
Exercised	(34,700)	-
Expired/Cancelled	-	-
Balance as at June 30, 2025	4,541,210	3.90
Warrants Granted	-	-
Exercised	(3,959,699)	0.4056
Expired/Cancelled	-	-
Warrants Outstanding at June 30, 2026	581,512	$12.03

Warrants Exercisable at June 30, 2026	581,512	$12.03

During the year ended June 30, 2026, investors exercised 3,959,699 warrants for 3,077,373 shares of common stock. During the year ended June 30, 2025, investors exercised 34,700 warrants for 34,700 shares of common stock.

As of June 30, 2026 and 2025, the warrants exercisable and outstanding have an intrinsic value of $432,104 and $8,102,467 respectively with a weighted average remaining life of 0.5 years and 2 years respectively.

The assumptions used in the Black-Scholes model to value the new warrants issued during the years ended June 30, 2025, are set forth in the table immediately below. There were no new warrants issued during the year ended June 30, 2026.

June 30, 2025
Exercise price	$2.44 - 3.20
Risk-free interest rate	3.68%
Volatility	142%
Expected life (years)	1.5
Dividend yield	$0%

Warrant Modification

On June 25, 2025, the Company amended 199,115 warrants exercise price from $16.60 to $2.436. All other terms of the warrants remain the same. The modification had a fair value of $0.1 million as of the date of the Inducement, using a Black-Scholes model, and is recognized as an equity issuance cost in accordance with ASC 718-20-35-3. See Private Offering discloser above.

In April 2026, the Company amended 2,304,714 warrants exercise price from a range of $82.500 – $2.436 to $0.800 in order to remove the fundamental transaction clause. All other terms of the warrants remain the same. The modification had an incremental fair value of $359,550 as of the date of the amendment, using a Black-Scholes model, and is recognized as a deemed dividend.

In May 2026, the Company amended 278,761 warrants exercise price from $16.60 to $0.800 in order to remove the fundamental transaction clause. All other terms of the warrants remain the same. The modification had an incremental fair value of $72,115 as of the date of the amendment, using a Black-Scholes model, and is recognized as a deemed dividend.

The assumptions used in the Black-Scholes model to value the modification of warrants issued during the year ended June 30, 2026 and 2025, are set forth in the table immediately below.

June 30, 2026
Exercise price	$2.44 - 82.50
Risk-free interest rate	3.71 - 4.14%
Volatility	156%
Expected life (years)	3.01 - 0.67
Dividend yield	$0%

June 30, 2025
Exercise price	$2.44 – 16.60
Risk-free interest rate	3.68%
Volatility	133%
Expected life (years)	3.83
Dividend yield	$0%

7.	SHARE-BASED PAYMENTS

a)	Option Plan Details

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

As of June 30, 2026 and June 30, 2025, there were 235,667 and 41,278 stock options immediately available for future allocation pursuant to applicable regulatory requirements. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

On December 17, 2025, the Company additionally issued 7,000 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $2.10 with a term of five years. The options vest on the earlier of (i) December 17, 2025 or (ii) immediately prior to the next Annual General Meeting.

On December 19, 2025, the Company issued 124,150 options to its employees and consultants pursuant to the Plan. The options have an exercise price of $1.29 with a term of 5 years. The options vest in equal installments monthly over three years.

On December 19, 2025, the Company additionally issued 7,000 options to members of the Company’s Board of Directors pursuant to the Plan. The options have an exercise price of $1.29 with a term of five years. The options vest on the earlier of (i) December 19, 2026 or (ii) immediately prior to the next Annual General Meeting.

On December 20, 2024, the Company granted 28,700 stock options to its employees and external directors. The options have an exercise price of $4.14 with a term of five years. The options vest in equal installments monthly over three years.

The assumptions used in the Black-Scholes model during the years ended June 30, 2026 and 2025, are set forth in the table immediately below:

June 30, 2026
Exercise price	$1.29-2.10
Risk-free interest rate	3.46-3.53%
Volatility	122.59% – 124.70%
Expected life (years)	3.34 – 3.35
Dividend yield	$0%

June 30, 2025
Exercise price	$4.14
Risk-free interest rate	4.28%
Volatility	125%
Expected life (years)	3.6
Dividend yield	$0%

The following is a summary of changes in outstanding options from July 1, 2024 to June 30, 2026:

	Number	Weighted Average Exercise Price

Balance as at July 1, 2024	33,722	$56.69
Granted	28,700	4.14
Expired/Forfeited	(1,012)	70.43
Balance as at June 30, 2025	61,410	$32.53
Granted	138,150	1.33
Expired/Forfeited	(32,539)	25.82
Balance as at June 30, 2026	167,021	$7.86

June 30, 2025:
Vested and exercisable	23,844	$75.35
Unvested	37,566	$5.34

June 30, 2026:
Vested and exercisable	60,811	$18.46
Unvested	106,210	$1.80

Total expenses arising from share-based payment transactions recognized during the years ended June 30, 2026 and 2025, were $106,866 and $119,307, respectively, of which $70,382 and $71,280, respectively, was allocated to general and administrative expenses, $35,060 and $46,637, respectively, was allocated to research and development expenses, and $1,424 and $1,391, respectively, was allocated to Cost of Goods sold.

Unrecognized compensation cost at June 30, 2026, related to unvested options was $68,307 which will be recognized over a weighted-average vesting period of approximately 1.30years.

8.	LEASE OBLIGATIONS

On July 29, 2024, the Company entered into a lease agreement for new office space in Vancouver, British Columbia. This office occupies approximately 2,243 square feet with a monthly basic rental rate and operating charges of an estimated C$12,296 for the two-year term of the agreement. The Company used an incremental borrowing rate of 7% and recognized an ROU asset and corresponding operating lease liability of $205,201. The Company did not renew this lease at the August 31, 2026 expiry date.

On October 5, 2023, BayMedica amended its lease located in South San Francisco, California, in order to extend its lease to May 14, 2027. The Company is obligated to pay $1,295,759 over the three-year period unless terminated before the end of the period. The Company used an incremental borrowing rate of 6.15% and recognized a ROU asset and corresponding operating lease liability of $953,935.  On May 30, 2026, BayMedica terminated its lease and paid the lessor a lease termination payment of $326,122.

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2026	June 30, 2025
	$	$
Operating Leases:
Operating lease right-of-use asset	220,869	726,838
Current operating lease liabilities	-	435,507
Noncurrent operating lease liabilities	-	305,755
Total operating lease liabilities	-	741,262

Weighted average remaining lease terms and discount rates to operating leases were as follows:

	June 30, 2026	June 30, 2025
Operating Leases:
Weighted average remaining lease term (in years):	0.17	1.66
Weighted average discount rate:	6.22%	6.28%

Supplemental cash flow information during the year ended June 30, 2026 and 2025 related to operating leases was as follows:

	Year Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$745,529	$429,880

The Company has no future minimum lease payments as of June 30, 2026.

9.	INCOME TAXES

For the years ended June 30, 2025 and 2026, income (loss) before income taxes includes the following components:

	2026	2025
	$	$
United States	(2,208,930)	423,063
Canada	(10,351,920)	(8,585,196)
Net income (loss) before taxes	(12,560,850)	(8,162,133)

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the year ended June 30, 2026, in accordance with ASU 2023-09.

	2026
	$	%
Canadian Federal/Provincial statutory tax rate	(3,391,429)	27%
State and local taxes, net of federal	(89,602)	1%

Foreign Tax Effects
United States
Statutory rate difference between United States and Canada	132,536	(1)%
Changes in valuation allowance	658,569	(5)%
Other	(105,092)	1%

Change in valuation allowance	2,667,196	(21)%

Nontaxable or nondeductible items	29,061	-%

Other	98,761	(1)%

Total	-	-%

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% to the tax expense:

2025
$
Net income (loss) before taxes	(8,162,133)

Income tax expense (recovery) at the statutory rate	(2,229,159)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,167,827
State taxes	76,974
Permanent differences	34,335
True up to the return	2,982
State Rate Change	8,086
Foreign exchange differences	(1,589,832)
Share issuance cost capitalized in equity	(492,446)
Other	21,233
Income tax expense	-

As of June 30, 2026, the Company has non-capital loss carry-forwards of approximately $99.9 million (June 30, 2025 - $89.2 million) available to offset future taxable income in Canada. These non-capital loss carryforwards begin to expire in 2026. As of June 30, 2026, the Company has US Federal net operating losses of $8.8 million and state net operating losses of $5.1 million. As of June 30, 2025, the Company has US Federal net operating losses of $5.4 million and state net operating losses of $2.7 million. The US Federal NOLs have an indefinite carryforward period, and the state NOLs begin to expire in 2042.

Deferred tax assets and liabilities are as follows:

	2026	2025
	$	$
Non-capital losses	29,207,964	25,463,223
Financing costs	349,129	733,014
Accrued expenses	4,421	61,845
Intangible assets, net	403,432	496,440
Tax credits	241,270	221,406
Lease liability	7,009	108,525
	30,213,224	27,084,453
Intangible assets, net	-	(57,977)
Property and equipment, net	(2,954)	(98,627)
Lease obligations	(62,686)	(106,029)
	(65,640)	(262,633)
Net deferred tax asset	30,147,584	26,821,820
Valuation allowance	(30,147,584)	(26,821,820)
	-	-

For the years ended June 30, 2025 and 2026, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets:

	Year ended June 30,
	2025	2026
Beginning Balance	22,653,993	26,821,820
Increase in valuation allowance	4,167,827	3,325,765
Total valuation allowance on deferred tax assets	26,821,820	30,147,584

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

The Company reports segment information based on the management approach in accordance with ASC 280, Segment Reporting. The Company has identified its Chief Executive Officer and senior management team as its chief operating decision maker (the “CODM”). The CODM is responsible for assessing the Company’s operating performance and making decisions about the allocation of resources.

Following the Company’s decision to wind down and exit the BayMedica commercial operations segment (“Commercial Operations”), Commercial Operations has been classified within discontinued operations in the Consolidated Financial Statements. As a result, the Company has one remaining reportable segment InMed Pharmaceuticals (‘InMed Pharma’). The InMed Pharma reportable segment reflects the manner in which the CODM reviews financial information to evaluate performance and allocate resources. The CODM uses Total Operating Expenses and Net loss from continuing operations presented in the Statements of Operations as the measure of segment profit or loss to assess segment performance and allocate resources. The CODM uses this measure to evaluate the financial results of the Company’s continuing operations, monitor operating trends, and determine the allocation of resources, including personnel, operating expenditures, and capital resources.

The accounting policies of the Company’s reportable segment are the same as those described in Note 2 —Significant Accounting Policies. The Company evaluates segment performance based on the information provided to and reviewed by the CODM. The CODM does not review segment assets for purposes of assessing performance or allocating resources.

The following table presents information about the Company’s reportable segment for the year ended June 30, 2026 and 2025:

	Year ended
	June 30, 2026	June 30, 2025
	$	$
Operating Expenses
General and administrative	6,661,372	5,414,525
Research and development	3,028,473	2,821,202
Amortization and depreciation	205,271	210,443
Loss on disposal of fixed assets	7,136	-
Impairment of fixed assets	189,225	-
Impairment of intangible assets	1,457,926	-
Foreign exchange loss (gain)	58,009	28,471
Total Operating Expenses	11,607,412	8,474,641

Other Income (Expense)
Interest and other income	244,971	155,882
Finance expense	(10,700)	(371,549)
Net loss from continuing operations before taxes	(11,373,141)	(8,690,308)

Provision for Income Taxes	-	-
Net loss from continuing operations	(11,373,141)	(8,690,308)

11.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of June 30, 2026, the Company is committed for contract research services and materials at a cost of approximately $40,000, expected to occur in the twelve months following period.

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

Short-term investments include guaranteed investment certificates, with one-year terms, of $39,670 and $43,384 as of June 30, 2026 and 2025, respectively, that are pledged as security for a corporate credit card.

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

On June 1, 2026, the Arbitrator issued an award on preliminary motions brought by BayMedica, striking significant portions of the Licensor’s claims, including claims for damages, declaratory relief and specific performance relating to BayMedica’s alleged breaches of its sublicensee, royalty reporting and commercialization obligations under the Agreement on the basis that it was plain and obvious such claims cannot succeed. The Arbitrator also denied the Licensor leave to amend. As a result, the arbitration will continue on a significantly narrowed basis, with the sole remaining substantive claim being the Licensor’s allegation that BayMedica is required to make annual minimum payments irrespective of royalties generated from sales of licensed products, which the Arbitrator declined to dismiss as statute-barred.

While the Company is not able to predict the outcome of the Patent License Matter, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

12.	PENDING MERGER AGREEMENT AND CONTINGENT VALUE RIGHTS

On May 19, 2026, the Company, Indigo Merger Sub Corp., Indigo Merger Sub II, LLC, and Mentari Therapeutics, Inc., a Delaware corporation (“Mentari”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provides for a two-step merger structure under which Indigo Merger Sub Corp. will merge with and into Mentari, with Mentari surviving as a wholly owned subsidiary of the Company, followed by Mentari merging with and into Indigo Merger Sub II, LLC.

Mentari stockholders are expected to own approximately 98.49% of the combined company, and pre-merger Company shareholders are expected to own approximately 1.51% of the combined company. The Company expects to seek shareholder approval for the issuance of common shares representing more than 20% of its outstanding shares and the resulting change of control under applicable Nasdaq rules.

The closing of the merger is subject to customary closing conditions, including a condition that Mentari’s pre-closing financing be in effect with not less than $150 million of proceeds received or to be received substantially concurrently with the closing of the merger.

In connection with the Merger Agreement, each holder of the Company’s common shares immediately before the first effective time is expected to receive one contingent value right (“CVR”) for each such share. Each CVR represents a contractual right to receive certain net proceeds, if any, from the disposition of the Company’s pre-merger legacy assets. The CVRs will not be certificated or registered with the Securities and Exchange Commission, will not have voting or dividend rights, and will not represent any equity or ownership interest in the Company or its affiliates.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 9, 2026, the date these financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the matters described below.

On July 7, 2026, an investor cashless exercised 199,115 warrants in the aggregate for 104,299 common shares.

On July 24, 2026, an investor exercised 50,000 warrants in the aggregate for 50,000 common shares. In connection with the exercise, the Company received $40,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please refer to “Item 4.01 - Changes in Registrant’s Certifying Accountant” in our Current Report on Form 8-K, filed with the SEC on June 13, 2025.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of June 30, 2026 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement (the “2026 Proxy Statement”) for our 2026 annual general and special meeting of shareholders within 120 days after the end of our 2026 fiscal year pursuant to Regulation 14A of the Exchange Act. If the 20265 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “InMed Directors, Officers and Corporate Governance” in the 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “InMed Executive Compensation” and “InMed Non-Employee Director Compensation” in the 2026 Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Principal Shareholders of InMed” and “InMed Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions of the Combined Company” and “InMed Directors, Officers and Corporate Governance” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is CBIZ CPAs P.C. PCAOB Auditor ID 199. The information required by this item will be included in the 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

INMED PHARMACEUTICALS INC.
(Registrant)

September 9, 2026	By:	/s/ Netta Jagpal
Netta Jagpal
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Adams	President, Chief Executive Officer and Director	September 9, 2026
Eric A. Adams	(Principal Executive Officer)

/s/ Netta Jagpal	Chief Financial Officer	September 9, 2026
Netta Jagpal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Hull	Director	September 9, 2026
Andrew Hull	(Chairman to the Board of Directors)

/s/ Neil Klompas	Director	September 9, 2026
Neil Klompas

/s/ Nicole Lemerond	Director	September 9, 2026
Nicole Lemerond

/s/ John Bathery	Director	September 9, 2026
John Bathery