Form 10-Q
period 2026-09-30
InMed Pharmaceuticals Inc.
filed 2026-11-03
CIK 1728328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39685

INMED PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1428279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Norton Rose Fulbright Canada LLP Suite 1800 – 510 West Georgia Street Vancouver, B.C. Canada	V6B 0M3
(Address of Principal Executive Offices)	(Zip Code)

(604) 669-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	INM	The Nasdaq Stock Market LLC

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

On October 30, 2026, there were 5,493,735 shares of the registrant’s common shares, no par value (the “Common Shares”), outstanding.

InMed Pharmaceuticals Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of applicable Canadian securities law, which include but are not limited to statements with respect to the Company’s anticipated results and progress of the Company’s operations, research and development in future periods, plans related to its business strategy, the proposed Merger (as defined below) and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Some of the important risks and uncertainties that could materially affect forward-looking statements are described further under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026, which was originally filed with the SEC on September 9, 2026 (the “2026 Annual Report”), under “Risk Factors” in our proxy statement/prospectus and management information circular dated October 1, 2026 (the “Proxy Statement”) relating to, among other things, the Company’s proposed merger transaction (the “Merger”) with Mentari (as defined herein), Item 1A. “Risk Factors” in this Quarterly Report and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, and include, but are not limited to, the following:

●	Our ability to stem operating losses;

●	Our ability to successfully identify and consummate strategic and/or transformative corporate opportunities and transactions and to obtain the additional financing that we need to fund our operations;

●	The risk that the conditions to the closing of the proposed Merger are not satisfied, including the failure to obtain the shareholder approvals required to complete the Merger, and our ability to meet expectations regarding the timing and completion of the Merger, including Mentari’s pre-closing financing;

●	The completion of the potential reverse stock split and proposed redomestication of the Company from British Columbia to Nevada;

●	Our ability to correctly estimate our operating expenses and expenses associated with the Merger, and the impact of any delay in the closing of the Merger on our net cash and the exchange ratio in relation to the Merger;

●	The risk that the Merger Agreement (as defined herein) may be terminated in circumstances that require us to pay a termination fee;

●	The effect of the announcement or pendency of the Merger on our business, and the outcome of any legal proceedings that may be instituted against us or our directors or officers related to the Merger;

●	The possibility that holders of contingent value rights may never receive any proceeds, and that our shareholders will not receive any dividend of cash prior to the closing of the Merger;

●	The possibility that, if the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of the Company;

●	The material adverse impact of the winding down of the BayMedica commercial business segment due to recent legislation in the United States impacting its inventory of rare, non-intoxicating cannabinoids;

●	The timing, costs and outcome of the assignment for the benefit of creditors process in respect of BayMedica, as described herein;

●	Our ability to effectively research, develop, manufacture and commercialize pharmaceutical drug candidates that will treat diseases with high unmet medical needs;

●	The continued optimization of key, proprietary manufacturing approaches and technologies;

●	Our ability to commercialize and, where required, register products in the pharmaceutical R&D programs (“Product Candidates”) in the United States and other jurisdictions;

●	Our success in initiating discussions with potential partners for licensing various aspects of our Product Candidates;

●	Our ability to successfully access existing manufacturing capacity via leases with third-parties or to transfer our manufacturing processes to contract manufacturing organizations;

●	Our belief that manufacturing approaches that we are developing are robust and effective and will result in commercially viable yields of cannabinoids and will be a significant improvement upon existing manufacturing platforms;

●	Our ability to successfully scale up our IntegraSyn approach to cannabinoid manufacturing. We have created genetically engineered microbes that produce proprietary enzymes, which are then used to optimize subsequent biotransformation reactions or other cost-effective manufacturing approaches so that it may be a potential manufacturing method in the future which could reduce the need to source active pharmaceutical ingredients (“APIs”) from third-party API manufacturers;

●	The success of the key next steps in our manufacturing approaches, including continuing efforts to diversify the number of products produced, scaling-up the processes to larger vessels and identifying external vendors to assist in the commercial scale-up of the process;

●	Our ability to successfully make determinations as to which research and development programs to continue based on several strategic factors;

●	Our ability to continue to outsource the majority of our research and development activities through scientific collaboration agreements and arrangements with various scientific collaborators, academic institutions and their personnel;

●	The success of work to be conducted under the research and development collaboration between us and various contract development and manufacturing organizations (“CDMOs”);

●	Our ability to develop our therapies through early human testing;

●	Our ability to evaluate the financial returns on various commercialization approaches for our Product Candidates, such as a ‘go-it-alone’ commercialization effort, out-licensing to third parties, or co-promotion agreements with strategic collaborators;

●	Our ability to find a partnership early in the development process for our various programs;

●	Our ability to explore our manufacturing technologies as processes which may confer certain benefits, including cost, yield, speed, or all the above, when pursuing specific types of molecules, and filing a provisional patent application for same;

●	Plans regarding our next steps, options, and targeted benefits of our manufacturing technologies;

●	Our Products being bio-identical to the naturally occurring molecules, and offering superior ease, control and quality of manufacturing when compared to alternative methods;

●	U.S. Food and Drug Administration (“FDA”) regulatory acceptance of Product Candidates for potential use in the pharmaceutical industry;

●	Our ability to successfully file, prosecute and defend patent applications;

●	The potential for any of our patent applications to provide intellectual property protection for us;

●	The termination or renegotiation of our supplier, technology and other material contracts, including the invoking of force majeure or termination clauses, and actual or threatened claims of our failure to comply with any obligations set forth under such contracts;

●	The adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event, as well as our ability to (i) expand our insurance coverage to include the commercial sale of Products and Product Candidates and (ii) secure insurance coverage for shipping and storage of Product Candidates, and clinical trial insurance;

●	Developing patentable New Chemical Entities (“NCE”) which, if issued, will confer market exclusivity to us for the potential development into pharmaceutical Product Candidates, license, partner or sell to interested external parties;

●	Our ability to initiate discussions and conclude strategic partnerships to assist with development of certain programs;

●	Our ability to position ourselves to achieve value-driving, near term milestones for our Product Candidates with limited investment;

●	Our ability to effectively execute our business strategy;

●	The sufficiency of our internal controls, including any exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weakness identified with respect to such internal controls;

●	Epidemics, pandemics, global health crises, or other public health events and concerns, and the effectiveness of associated vaccinations and treatments;

●	Consolidation of our competitors and suppliers;

●	Effects of new products and new technology on the market, including with respect to automation and the use of artificial intelligence;

●	The impact of geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

●	Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with (i) global trade tensions; (ii) the Russo-Ukrainian war and (iii) any impact, effect, damage, destruction and/or bodily harm directly or indirectly relating to the ongoing hostilities in the Middle East;

●	The outcome of any legal proceedings, disputes, claims and administrative proceedings that arise in the ordinary course of our business activities, including our ongoing matter with a third party licensor; and

●	Our failure to satisfy any applicable listing standards, including compliance with the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) and the minimum bid price rule, the acceptance by the Nasdaq of our plan to regain compliance with such minimum shareholders’ equity requirement, and the actual or threatened delisting of our securities by Nasdaq.

This list is not exhaustive of the factors, events, conditions and circumstances that may affect the forward-looking statements contained in this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements, which differences could be material. There can be no assurance that the Merger will be completed or, if it is completed, that it will be completed within the anticipated time period or that the expected benefits of the Merger will be realized. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based only on the information available to us at that time. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Financial Statements of

InMed Pharmaceuticals Inc.

For the Three Months Ended September 30, 2026 and 2025

InMed Pharmaceuticals Inc.

(Expressed in U.S. Dollars)

September 30, 2026

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	September 30,	June 30,
	2026	2026
	Unaudited $	$
ASSETS
Current
Cash and cash equivalents	1,094,488	2,194,413
Short-term investments	40,331	39,670
Prepaids and other current assets	99,682	241,296
Held for sale equipment	17,583	20,000
Current assets of discontinued operations	11,355	181,327
Total current assets	1,263,439	2,676,706

Non-Current
Property, equipment and ROU assets, net	-	221,037
Other assets	42,423	132,324
Total Assets	1,305,862	3,030,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	2,493,903	1,843,327
Current liabilities of discontinued operations	11,355	111,733
Total Liabilities	2,505,258	1,955,060
Commitments and Contingencies (Note 8)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares: 5,493,735 and 5,339,436 as of September 30, 2026 and June 30, 2026, respectively, issued and outstanding	94,408,309	94,282,698
Additional paid-in capital	36,824,910	36,894,146
Accumulated deficit	(132,561,184)	(130,230,406)
Accumulated other comprehensive income	128,569	128,569
Total Shareholders’ Equity	(1,199,396)	1,075,007
Total Liabilities and Shareholders’ Equity	1,305,862	3,030,067

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended
	September 30,
	2026	2025
	$	$

Operating Expenses
Research and development	206,015	575,458
General and administrative	1,804,625	1,239,058
Amortization and depreciation	168	52,603
Foreign exchange loss	(1,488)	56,994
Total operating expenses	2,009,320	1,924,113

Other Income (Expense)
Interest and other income	14,308	93,765
Loss from continuing operations before taxes	(1,995,012)	(1,830,348)

Income tax expense	-	-
Net loss from continuing operations	(1,995,012)	(1,830,348)

Discontinued operations:
Income (Loss) from discontinued operations	(335,766)	103,449

Net Loss	(2,330,778)	(1,726,899)

Net loss per share for the year
Basic and diluted:
Continuing operations	(0.36)	(0.46)
Discontinued operations	(0.06)	0.03

Net loss per share attributable to Common Stockholders – basic and diluted	(0.42)	(0.44)
Weighted average outstanding common shares
Basic and diluted	5,469,448	3,954,549

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Expressed in U.S. Dollars

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2026	5,339,436	94,282,698	36,894,146	(130,230,406)	128,569	1,075,007
Exercise of pre-funded warrants	154,299	125,611	(85,611)	-	-	40,000
Loss for the period	-	-	-	(2,330,778)	-	(2,330,778)
Share-based compensation	-	-	16,375	-	-	16,375
Balance September 30, 2026	5,493,735	94,408,309	36,824,910	(132,561,184)	128,569	(1,199,396)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	#	$	$	$	$	$
Balance July 1, 2025	2,002,186	91,221,174	39,322,644	(117,237,892)	128,569	13,434,495
Share issuance costs	-	(137,178)	-	-	-	(137,178)
Exercise of pre-funded warrants	602,000	722,400	(722,400)	-	-	-
Loss for the period	-	-	-	(1,726,899)	-	(1,726,899)
Share-based compensation	-	-	20,205	-	-	20,205
Balance September 30, 2025	2,604,186	91,806,396	38,620,449	(118,964,791)	128,569	11,590,623

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Expressed in U.S. Dollars

	For the Three Months Ended September 30,
	2026	2025
	$	$
Cash provided by (used in):

Operating Activities
Net loss	(2,330,778)	(1,726,899)
Items not requiring cash:
Amortization and depreciation	168	53,202
Share-based compensation	16,375	20,205
Amortization of right-of-use assets	220,869	103,478
Interest income received on short-term	(661)	-
Unrealized foreign exchange loss	-	1,883
Changes in operating assets and liabilities:
Prepaids and other currents assets	141,614	131,875
Other non-current assets	89,901	-
Accounts payable and accrued liabilities	650,577	(389,881)
Lease obligations	-	(107,412)
Operating cash flow used by discontinued operations	69,593	(17,254)
Total cash used in operating activities	(1,142,342)	(1,930,803)

Investing Activities
Sale of held for sale equipment	2,417	-
Sale of short-term investments	-	20,957
Purchase of short-term investments	-	(20,957)
Total cash provided by investing activities	2,417	-

Financing Activities
Proceeds from the exercise of warrants	40,000	-
Share issuance costs	-	(137,178)
Total cash provided by (used in) financing activities	40,000	(137,178)

Decrease in cash and cash equivalents during the period	(1,099,925)	(2,067,981)
Cash and cash equivalents beginning of the period	2,194,413	10,743,430
Cash and cash equivalents end of the period	1,094,488	8,675,449

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:	-	-
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

InMed Pharmaceuticals Inc.

Notes to the Condensed Consolidated Financial Statements

1.	CORPORATE INFORMATION AND CONTINUING OPERATIONS

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

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “INM”. InMed no longer has office space, and its principal mailing address is c/o Norton Rose Fulbright Canada LLP, Suite 1800 – 510 West Georgia Street, Vancouver, B.C., Canada, V6B 0M3.

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

Through September 30, 2026, the Company has funded its operations primarily with proceeds from the sale of Common Shares. The Company has incurred recurring losses and negative cash flows from operations since its inception, including net losses of approximately $2.3 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of approximately $132.6 million as of September 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these condensed consolidated financial statements, the Company expects its cash, cash equivalents and short-term investments of $1.1 million as of September 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of the Company’s operating expenses. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

On May 19, 2026, the Company entered into the Merger Agreement. The completion of the Merger is subject to the satisfaction or waiver of certain conditions, a number of which are outside of the Company's control, and there can be no assurance that the Merger will be completed.

If the Merger is not completed, the Company expects to continue to seek additional funding through potential strategic and/or transformative corporate opportunities and transactions, which may include collaborating or partnering with other companies, an acquisition or sale of the company, asset sales or acquisitions, licensing of intellectual property, among others, while continuing to seek additional funding through equity or debt financings and/or from other capital sources. The Company may not be successful in identifying or consummating any such transaction or obtaining the financing that it needs to fund its operations on acceptable terms, or at all, and the terms of any transaction and/or financing the Company is able to consummate may adversely affect the holdings or the rights of its existing shareholders and/or the value and trading price of its shares.

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

These unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended September 30, 2026 and 2025 are not necessarily indicative of results that can be expected for a full fiscal year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2026.

Discontinued Operations

On March 4, 2026, the Company’s board of directors ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations On March 4, 2026, the Company’s board of directors ratified, confirmed and approved the decision of the board members of BayMedica to wind down and exit BayMedica’s commercial operations business segment (“commercial operations”), which is the only revenue-generating commercial operations of the Company. BayMedica substantially completed the wind down and exit prior to the end of its fiscal year ending June 30, 2026. Following the wind down of commercial operations, the Company’s remaining activities have consisted of preclinical development of its Product Candidates, including INM-901 for Alzheimer’s disease and INM-089 for dry Age-related Macular Degeneration, or dry AMD, and INM-755 (cannabinol) cream.

Refer to Note 3 for additional information on discontinued operations. All other notes to these condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented. September 30, 2025, Statement of Operations and Statements of Cash Flows have been recasted for discontinued operations.

Use of Estimates

The preparation of financial statements in compliance with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date, and the corresponding revenues and expenses for the periods reported. It also requires management to exercise judgment in applying the Company’s accounting policies. In the future, actual experience may differ from these estimates and assumptions. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to these condensed consolidated financial statements are the application of the going concern assumptions, determining the fair value of share-based payments, income tax provisions, warrant valuations, and the assumptions used in the determination of research & development accruals.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less when acquired that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. As of September 30, 2026 and June 30, 2026, the Company held $1.1 million and $2.2 million, respectively, of cash equivalents in a money market fund that is considered Level 1 in the financial instrument’s hierarchy due to the readily available quoted prices in active markets for identical instruments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

At times, cash balances may exceed the Federal Deposit Insurance Corporation or Canadian Deposit Insurance Corporation limits. The Company has not experienced any losses related to these balances. The uninsured cash balance as of September 30, 2026, was $0.5 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

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

The carrying value of cash and cash equivalents, short-term investments, and accounts payable and accrued liabilities, approximate their carrying values as at September 30, 2026 due to their immediate or short-term maturities.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. As of September 30, 2026 and 2025, the Company has nil and 1,350,363, respectively, pre-funded warrants included in the basic earnings (loss) per share. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. If the conversion of outstanding stock options and warrants into common share is anti-dilutive, then diluted EPS is not presented separately from EPS.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three months ended September 30,
	2026	2025
Options	162,047	60,356
Warrants	332,397	2,588,847
	494,444	2,649,203

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company has adopted this accounting pronouncement.

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

The following tables reconcile the carrying amounts of the major classes of assets and liabilities of discontinued operations to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

Assets and Liabilities of Discontinued Operations	September 30, 2026	June 30, 2026
	$	$
Current Assets of Discontinued Operations
Cash and cash equivalents	11,355	55,638
Accounts receivable, net	-	31,458
Prepaids and other current assets	-	4,067
Inventories	-	90,164
Total Current Assets of Discontinued Operations	11,355	181,327

Current Liabilities of Discontinued Operations
Accounts payable and accrued liabilities	11,355	111,733
Total Current Liabilities of Discontinued Operations	11,355	111,733

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Operations:

Income (Loss) from Discontinued Operations

	Three Months Ended
	September 30, 2026	September 30, 2025
	$	$
Sales	156,735	1,120,121
Cost of sales	(179,564)	(716,962)
Gross (loss) profit	(22,829)	403,159

Operating Expenses
General and administrative	312,841	6,154
Research and development	-	292,957
Amortization and depreciation	-	599
Total Operating Expenses	312,841	299,710

Income (Loss) of Discontinued Operations before Provision for Income Taxes	(335,766)	103,449

Provision for Income Taxes	-	-

Net income (loss) of Discontinued Operations	(335,766)	103,449

The following table presents cash flow information from the discontinued operations as presented in the Company’s Consolidated Statements of Cash Flows.

	September 30, 2026	September 30, 2025
	$	$
Changes in discontinued assets and liabilities
Accounts receivables	(31,458)	(121,635)
Prepaid expenses	(4,067)	1,883
Inventories	(90,164)	(70,366)
Accounts payable	56,096	207,372
Operating cash flow used by discontinued operations	(69,593)	17,254

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2026	June 30, 2026
	$	$
Trade payables	1,671,610	927,170
Accrued research and development expenses	196,914	228,110
Employee compensation, benefits and related accruals	167,458	280,254
Accrued general and administrative expenses	457,921	407,793
Accounts payable and accrued liabilities	2,493,903	1,843,327

5.	SHARE CAPITAL AND RESERVES

Authorized

As of September 30, 2026, the Company’s authorized share structure consisted of an unlimited number of: (i) Common Shares; and (ii) preferred shares without par value (the “Preferred Shares”). No Preferred Shares were issued and outstanding as of September 30, 2026 and June 30, 2026.

The Company may, from time to time, issue Preferred Shares and may, at the time of issuance, determine the rights, preferences and limitations pertaining to these shares. Holders of preferred shares may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up of the Company before any payment is made to the holders of Common Shares.

 Common Share Warrants

A summary of the Company’s warrant activity and related information for the periods covered were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance as at July 1, 2026	581,512	$12.03
Warrants Granted	-	-
Exercised	(249,115)	0.80
Expired/Cancelled	-	-
Warrants Outstanding at September 30, 2026	332,397	20.45

Warrants Exercisable at September 30, 2026	332,397	20.45

As of September 30, 2026 and June 30, 2026, the warrants exercisable and outstanding have an intrinsic value of $183,133 and $432,104, respectively, with a weighted average remaining life of 2 years and 0.5 years, respectively.

6.	SHARE-BASED PAYMENTS

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

As of September 30, 2026 and June 30, 2026, there were 240,641 and 235,667 stock options immediately available for future allocation pursuant to applicable regulatory requirements, respectively. The maximum number of options issuable under the terms of the Plan equates to 20% of the then issued and outstanding shares. The option price under each option shall not be less than the closing price on the day prior to the date of grant. All options vest upon terms as set by the Board of Directors, either over time, up to 36 months, or upon the achievement of certain corporate milestones.

The following is a summary of changes in outstanding options from July 1, 2026 to September 30, 2026:

	Number	Weighted Average Exercise Price
Balance at July 1, 2026	167,021	$7.86
Granted	-	-
Expired/Forfeited	(4,974)	23.10
Balance at September 30, 2026	162,047	$7.40
September 30, 2026:
Vested and exercisable	71,321	$14.65
Unvested	90,726	$1.70

Total expenses arising from share-based payment transactions recognized during the three months ended September 30, 2026 and 2025 were $9,394 and $20,205, respectively.

Unrecognized compensation cost at September 30, 2026 related to unvested options was $46,795, which will be recognized over a weighted-average vesting period of approximately 1.2 years.

7.	SEGMENT INFORMATION

The Company reports segment information based on the management approach in accordance with ASC 280, Segment Reporting. The Company has identified its Chief Executive Officer and senior management team as its chief operating decision maker (the “CODM”). The CODM is responsible for assessing the Company’s operating performance and making decisions about the allocation of resources.

Following the Company’s decision to wind down and exit the BayMedica commercial operations segment (“Commercial Operations”), Commercial Operations has been classified within discontinued operations in the condensed consolidated financial statements. As a result, the Company has one remaining reportable segment InMed Pharmaceuticals (‘InMed Pharma’). The InMed Pharma reportable segment reflects the manner in which the CODM reviews financial information to evaluate performance and allocate resources. The CODM uses Total Operating Expenses and Net loss from continuing operations presented in the Statements of Operations as the measure of segment profit or loss to assess segment performance and allocate resources. The CODM uses this measure to evaluate the financial results of the Company’s continuing operations, monitor operating trends, and determine the allocation of resources, including personnel, operating expenditures, and capital resources.

The accounting policies of the Company’s reportable segment are the same as those described in Note 2 —Significant Accounting Policies. The Company evaluates segment performance based on the information provided to and reviewed by the CODM. The CODM does not review segment assets for purposes of assessing performance or allocating resources.

The following table presents information about the Company’s reportable segment for the three months ended September 30, 2026 and 2025:

	Three months ended
	September 30, 2026	September 30, 2025
	$	$
Operating Expenses
General and administrative	1,804,625	1,239,058
Research and development	206,015	575,458
Amortization and depreciation	168	52,603
Foreign exchange loss (gain)	(1,488)	56,994
Total Operating Expenses	2,009,320	1,924,113

Other Income (Expense)
Interest and other income	14,308	93,765
Net loss from continuing operations before taxes	(1,995,012)	(1,830,348)

Provision for Income Taxes	-	-
Net loss from continuing operations	(1,995,012)	(1,830,348)

8.	COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of agreements with various contract research organizations, as of September 30, 2026, the Company is committed for contract research services and materials at a cost of approximately $7,046, expected to occur in the twelve months following period.

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

Short-term investments include guaranteed investment certificates, with one-year terms, of $40,331 and $39,670 as of September 30, 2026 and June 30, 2026, respectively, that are pledged as security for a corporate credit card.

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

BayMedica and the Licensor have agreed to a timetable for the remaining steps in the arbitration. As part of that timetable, the Arbitrator has agreed to holding an arbitration hearing in the first quarter of 2027.

While the Company is not able to predict the outcome of the Patent License Matter, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

9.	PENDING MERGER AGREEMENT AND CONTINGENT VALUE RIGHTS

On May 19, 2026, the Company, Indigo Merger Sub Corp., Indigo Merger Sub II, LLC, and Mentari Therapeutics, Inc., a Delaware corporation (“Mentari”), entered into an Agreement and Plan of Merger and Reorganization dated as of May 19, 2026, as subsequently amended on July 6, 2026 (as amended, the “Merger Agreement”). The Merger Agreement provides for a two-step merger structure under which Indigo Merger Sub Corp. will merge with and into Mentari, with Mentari surviving as a wholly owned subsidiary of the Company, followed by Mentari merging with and into Indigo Merger Sub II, LLC (collectively, the “Merger”). Prior to the closing of the Merger, the Company expects to effect a consolidation of its Common Shares, change its name to “Mentari Therapeutics, Inc.” and continue from the Province of British Columbia to the State of Nevada.

Immediately following the Merger, Mentari securityholders (including investors in Mentari's pre-closing financing) are expected to own approximately 99.03% of the combined company, and pre-Merger Company securityholders are expected to own approximately 0.97% of the combined company, in each case on a fully-diluted basis and assuming the Company's net cash at closing is approximately $(4.4) million. These percentages are subject to adjustment based on the Company's net cash at closing. The Company will seek shareholder approval at its annual general and special meeting of shareholders to be held on November 4, 2026 for the issuance of Common Shares representing more than 20% of its outstanding shares and the resulting change of control under applicable Nasdaq rules, a potential reduction of capital in connection with distributions contemplated by the Merger Agreement, and the continuation of the Company to Nevada.

The closing of the Merger is subject to customary closing conditions, including receipt of the required shareholder approvals, approval of the listing of the combined company on Nasdaq, receipt of authorization from the Registrar of Companies (British Columbia) for the continuation of the Company to Nevada, and a condition that Mentari’s pre-closing financing be in effect with not less than $150 million of proceeds received or to be received substantially concurrently with the closing of the Merger. On July 22, 2026, the aggregate commitment under Mentari's pre-closing financing was increased to approximately $490.0 million (including $50.0 million of proceeds previously received by Mentari from the issuance of convertible notes and accrued interest on such notes).

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

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of these condensed consolidated financial statements and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we strongly encourage you to review the risks and uncertainties described in “Risk Factors” in the 2026 Annual Report, the “Risk Factors” identified in Item 1A. of this Quarterly Report, and other filings we make from time to time with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

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

On March 4, 2026, our board of directors ratified, confirmed and approved the decision of the board members of BayMedica, LLC (“BayMedica”) to wind down and exit BayMedica's commercial operations business segment, which constituted our only revenue-generating commercial operations. As of September 30, 2026, BayMedica had wound down all of its operating activities. Following the wind down, our remaining activities have consisted of preclinical development of our Product Candidates, and we do not currently intend to devote significant resources to advancing them. If the Merger (as defined below) is completed, the combined company will seek to out-license or sell the Product Candidates and related intellectual property, and holders of Common Shares (as defined below) as of immediately prior to the First Effective Time (as defined below) will receive contingent value rights entitling them to the net proceeds, if any, of any such transaction. See “Recent Developments” below.

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

Prior to the closing of the Merger, the Company expects to effect a consolidation of its Common Shares, change its name to “Mentari Therapeutics, Inc.” and continue from the Province of British Columbia to the State of Nevada.

The Exchange Ratio is derived from the valuation framework in the Merger Agreement, which ascribes a fixed equity value of $125.0 million to Mentari (plus certain proceeds of Mentari's pre-closing financing) and a valuation to the Company that is adjusted based on the Company's net cash at closing. Based on the capitalization of the Company and Mentari as of September 25, 2026 and assuming the Company's net cash at closing of approximately $(4.4) million, pre-Merger Mentari securityholders (including investors in Mentari's pre-closing financing) are expected to own approximately 99.03%, and pre-Merger Company securityholders approximately 0.97%, of the combined company on a fully-diluted basis. These percentages are subject to adjustment based on the Company's net cash at closing.

On July 22, 2026, the securities purchase agreement for Mentari's pre-closing financing was amended to increase the aggregate commitment to approximately $490.0 million (including $50.0 million of proceeds previously received by Mentari from the issuance of convertible notes and accrued interest thereon).

In connection with the Merger, the Company will seek the approval of its shareholders for the matters required by the Merger Agreement, including, without limitation, approval of the issuance of Common Shares representing more than 20% of the Company’s outstanding Common Shares and the resulting change of control pursuant to Nasdaq rules, a potential reduction of capital in connection with distributions contemplated by the Merger Agreement, and approval of the continuation of the Company from the Province of British Columbia to Nevada. The Merger is expected to close in the fourth quarter of calendar 2026, subject to the satisfaction or waiver of the closing conditions set out in the Merger Agreement.

Nasdaq Minimum Shareholders’ Equity Notice

On September 18, 2026, InMed announced that it had received a written letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (for purposes of this section, “Nasdaq”) notifying InMed that its shareholders' equity of $1,075,007, as reported in its 2026 Annual Report, was below the minimum shareholders' equity of $2,500,000 required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The decline in InMed's shareholders' equity is attributable largely to transaction-related expenses accrued in connection with the pending Merger, costs associated with the wind down of BayMedica, increased general and administrative expenses, impairment charges related to InMed's intangible assets, and continued operating losses. The Letter has no immediate impact on the listing of the Common Shares, which continue to trade on The Nasdaq Capital Market under the symbol “INM”, subject to InMed's continued compliance with the other listing requirements of The Nasdaq Capital Market.

Nasdaq provided InMed with 45 calendar days to submit a plan to regain compliance with the minimum shareholders' equity requirement. If InMed's plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Letter to evidence compliance. If InMed does not evidence compliance within the relevant period, Nasdaq may notify InMed that the Common Shares are subject to delisting, in which case InMed may appeal such determination to a Nasdaq Hearings Panel.

On October 30, 2026, InMed submitted its compliance plan. If the plan is accepted by Nasdaq, the Company can be granted up to 180 calendar days from September 16, 2026 (or until March 15, 2027) to evidence compliance with Nasdaq Listing Rule 5550(b)(1).

As a result of Mentari's pre-closing financing, the combined company is expected to receive aggregate gross proceeds of approximately $490.0 million (including $50.0 million of proceeds previously received by Mentari from the issuance of convertible notes and accrued interest on such notes). Accordingly, InMed expects that the closing of the Merger will result in InMed regaining compliance with the minimum shareholders' equity requirement. However, there can be no assurance that InMed's plan will be accepted by Nasdaq, that the Merger will be completed on the anticipated timeline or at all, or that InMed will regain compliance within the required timeframe. InMed intends to take all reasonable measures available to regain compliance and remain listed on Nasdaq, including continuing to pursue the completion of the Merger.

Wind Down of BayMedica’s Commercial Operations and Assignment for Benefit of Creditors

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

On October 2, 2026, Pashman Stein Walder Hayden P.C. was engaged by BayMedica in connection with a potential assignment for the benefit of its creditors proceeding under the laws of the State of Delaware (the “ABC”) as a means of completing the wind down of substantially all of BayMedica’s commercial operations. In connection with the ABC, BayMedica expects to assign all or substantially all of its remaining assets to an assignee that would be responsible for liquidating those assets and distributing the net proceeds to BayMedica's creditors in accordance with applicable law. Although the Company is BayMedica’s largest secured creditor, the Company does not currently expect to receive any proceeds from the ABC. The Company has at all times held an indirect beneficial interest in BayMedica through InMed Pharmaceuticals Ltd., a Delaware corporation and wholly-owned direct subsidiary of the Company, and the Company is not a guarantor of BayMedica's obligations. The timing, costs and outcome of the ABC are uncertain, and there can be no assurance as to (i) whether or when the ABC will be completed, (ii) the amounts, if any, that will be available to BayMedica's creditors, or (iii) the effects of the ABC on the Company.

Economic and Trade Policy Uncertainty

We continue to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the U.S. and other jurisdictions. While no specific tariffs have been implemented that directly and materially affect our operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty and could impact the counterparties with whom we commercially engage. As of the date of this Quarterly Report, management has not identified any material and adverse effects on our financial position, results of operations, or estimates related to credit losses or asset impairments as a result of the implementation of such tariffs and trade policies; however, the ultimate outcome and impact of such trade policies are not fully ascertainable as of the date hereof. See “Risk Factors—The threat or actual adoption of tariffs, retaliatory tariffs and duties, trade barriers and restrictions, and related international trade conflicts, including by the United States, Canada or other jurisdictions, could materially impact the macroeconomic framework in which we operate.”

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

Loss from discontinued operations

Discontinued operations for the three months ended September 30, 2026 and 2025, reflect the results of our former segment BayMedica Commercial.

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

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,			%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$206	$575	$(369)	(64)%
General and administrative	1,803	1,239	564	46%
Amortization and depreciation	-	53	(53)	(100)%
Foreign exchange gain (loss)	-	57	(57)	(100)%
Total operating expenses	2,009	1,924	85	4%
Interest and other income	14	94	(80)	(85)%
Net loss from continued operations	(1,995)	(1,830)	(165)	9%
Loss from discontinued operations	(336)	103	(439)	(426)%
Net Loss	$(2,331)	$(1,727)	$(604)	35%

Research and Development Expenses

Research and development expenses decreased by $0.4 million, or 64%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in research and development expenses is primarily due to a reduction in operating activity resulting from the pending Merger.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 46%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily due to transaction expenses associated with the pending Merger.

Loss from discontinued operations

Loss from discontinued operations was $0.3 million for the three months ended September 30, 2026, compared to a gain of $0.1 million for the three months ended September 30, 2025. The increase in loss is primarily due to the wind down of BayMedica’s Commercial Operations.

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

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $1.1 million.

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net cash used in operating activities	$(1,142)	$(1,931)
Net cash provided by investing activities	2	-
Net cash provided by (cash used in) financing activities	40	(137)
Net increase decrease in cash and cash equivalents	$(1,100)	$(2,068)

Operating Activities

During the three months ended September 30, 2026, we used cash in operating activities of $1.1 million, primarily resulting from our net loss of $2.3 million combined with $0.9 million used in changes in our non-cash working capital, partially offset by non-cash amortization expense and share-based compensation expenses.

During the three months ended September 30, 2025, we used cash in operating activities of $1.9 million, primarily resulting from our net loss of $1.7 million combined with a $ 0.3 million decrease in changes in our non-cash working capital, partially offset by non-cash expenses contributing to net cash used in operating activities.

Financing Activities

During the three months ended September 30, 2026, cash provided by financing activities of $0.04 million from the exercise of warrants.

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

Through September 30, 2026, we have funded our operations primarily with proceeds from the sale of our Common Shares. We have incurred recurring losses and negative cash flows from operations since its inception, including net losses of $2.3 million. In addition, we have an accumulated deficit of $132.6 million as of September 30, 2026.

As of the issuance date of these condensed consolidated financial statements, we expect our cash, cash equivalents and short-term investments of approximately $1.1 million as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2026, depending on the level and timing of our operating expenses. Our future viability is dependent on our ability to raise additional capital to finance its operations. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

If the Merger is not completed, the Company expects to continue to seek additional funding through potential strategic and/or transformative corporate opportunities and transactions, which may include collaborating or partnering with other companies, an acquisition or sale of the company, asset sales or acquisitions, licensing of intellectual property, among others, while continuing to seek additional funding through equity or debt financings and/or from other capital sources. We may not be successful in identifying or consummating any such transaction or obtaining the financing that we need to fund our operations on acceptable terms, or at all, and the terms of any transaction and/or financing we are able to consummate may adversely affect the holdings or the rights of our existing shareholders and/or the value and trading price of our shares.

If the Merger is not consummated, our funding requirements and the timing and amount of our operating expenditures will depend largely on:

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

Critical Accounting Estimates and Accounting Policies

Our significant accounting policies are described in Note 2 of the unaudited condensed consolidated financial statements. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our 2026 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2026 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report, with the exception of the Patent License Matter previously reported in our Form 10-K for the period ended June 30, 2026, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcomes, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

On November 13, 2025, BayMedica also delivered a Notice of Motion, seeking a summary dismissal of the Patent License Matter on the basis that, among other things, the Licensor’s claim is statute-barred. Pursuant to a Procedural Order dated December 31, 2025, the Arbitrator held that, among other things, BayMedica’s motion shall be heard preliminarily in May 2026.

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

BayMedica and the Licensor have agreed to a timetable for the remaining steps in the arbitration. As part of that timetable, the Arbitrator has agreed to holding an arbitration hearing in the first quarter of 2027.

While we are not able to predict the outcome of the Patent License Matter, an unfavorable outcome to BayMedica would have a material adverse impact on the Company’s business and financial condition and on BayMedica’s ability to continue operations.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our 2026 Annual Report on Form 10-K for the Fiscal, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2026 Annual Report.

The risk factor titled “Any actual or threatened delisting of our securities by Nasdaq could have a material and adverse effect on our business, operations and financial condition, and could, among other things, limit investors' ability to make transactions in our securities and subject us to additional trading restrictions" in our 2026 Annual Report is supplemented by adding the following paragraph:

“On September 18, 2026, we announced that we had received a written notice from the Listing Qualifications Department of Nasdaq notifying us that our shareholders' equity of $1,075,007, as reported in the 2026 Annual Report, was below the minimum shareholders' equity of $2,500,000 required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The notice has no immediate impact on the listing of our Common Shares, which will continue to trade on The Nasdaq Capital Market under the symbol “INM” subject to our continued compliance with the other listing requirements of The Nasdaq Capital Market. Nasdaq has provided us with 45 calendar days to submit a plan to regain compliance with the minimum shareholders' equity standard. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. We expect that the closing of the Merger, including aggregate gross proceeds to the combined company of approximately $490.0 million from Mentari’s pre-closing financing, will result in our regaining compliance with Nasdaq Listing Rule 5550(b)(1). However, there can be no assurance that our compliance plan will be accepted by Nasdaq, that we will be able to regain compliance within the required timeframe, or that the Merger will be consummated on the anticipated timeline or at all. If we fail to regain compliance, Nasdaq may initiate delisting proceedings, and while we would have the right to appeal such determination to a Nasdaq Hearings Panel, there can be no assurance that any such appeal would be successful.”

The assignment for the benefit of creditors process in respect of BayMedica, LLC is subject to significant uncertainty and could expose us to unanticipated liabilities, reputational harm, and adverse effects on our business and financial condition.

On October 2, 2026, Pashman Stein Walder Hayden P.C. was engaged by BayMedica in connection with a potential assignment for the benefit of its creditors proceeding under the laws of the State of Delaware (the "ABC") as a means of completing the wind down of substantially all of BayMedica's commercial operations. In connection with the ABC, BayMedica expects to assign all or substantially all of its remaining assets to an assignee that would be responsible for liquidating those assets and distributing the net proceeds to BayMedica's creditors in accordance with applicable law. The timing, costs and outcome of the ABC are uncertain, and there can be no assurance as to (i) whether or when the ABC will be completed, (ii) the amounts, if any, that will be available to BayMedica's creditors, or (iii) the effects of the ABC on the Company.

Although the Company is BayMedica's largest secured creditor, the Company does not currently expect to receive any proceeds from the ABC. This means we are unlikely to recover any material value from BayMedica's remaining assets through the ABC process, and we may be required to write off any residual intercompany amounts or recognize additional losses in connection with the conclusion of BayMedica's operations.

The Company has at all times held an indirect beneficial interest in BayMedica through InMed Pharmaceuticals Ltd., a Delaware corporation and wholly-owned direct subsidiary of the Company, and the Company is not a guarantor of BayMedica's obligations. Although our indirect ownership structure means we are not directly liable for BayMedica's obligations as a guarantor, this does not fully insulate us from risk. The ABC process may give rise to claims or proceedings against BayMedica that could indirectly affect InMed as its parent, including potential claims by BayMedica's creditors or the ABC assignee in respect of intercompany transactions, intellectual property licensing, or other arrangements between InMed and BayMedica.

The ABC process may also result in adverse publicity or reputational damage to InMed. Counterparties, partners, regulators, and investors may associate the BayMedica wind-down and ABC with InMed's broader financial condition, even though BayMedica's operations have been classified as discontinued and InMed is not a guarantor of its obligations. Any such reputational effects could impair InMed's ability to attract new partners, raise additional capital, or pursue and close the proposed Merger with Mentari Therapeutics, Inc. on the anticipated timeline or at all.

There can be no assurance that the ABC will be completed efficiently, that the assignee will act in a manner consistent with InMed's interests, or that the process will not give rise to additional claims, costs, or obligations that could adversely affect InMed's business, financial condition, results of operations, or prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Amendment No, 1 to the Agreement and Plan of Merger and Reorganization, dated as of July 6, 2026, by and among InMed Pharmaceuticals Inc., Indigo Merger Sub Corp., Indigo Merger Sub II, LLC and Mentari Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed on July 10, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMED PHARMACEUTICALS INC.
(Registrant)

Dated: November 2, 2026	By:	/s/ Netta Jagpal
Chief Financial Officer